Form 10QSB
period 2003-09-30
KYTO BIOPHARMA INC
filed 2003-11-14
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the quarterly period ended September 30, 2003
                                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to ____________

             Commission file number _______________________________


                              KYTO BIOPHARMA, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


         FLORIDA                                                    65-1086538
         -------                                                    ----------
         (State or other jurisdiction of      (IRS Employer Identification No.)
         Incorporation or organization)


               41A Avenue Road, Toronto, Ontario, M5R 2G3, Canada
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 955-0159
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,532,816 Common Shares - $0.0001 Par Value - as of September 30, 2003.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]  No [X]

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

FORM 10-QSB

INDEX

PART I.   FINANCIAL INFORMATION                                                    PAGE NUMBER

Item 1.   Finacial Statements (Unaudited)

          Consolidated Balance Sheet as of September 30, 2003                                3

          Consolidated Statements of Operations for the three and six months
          ended September 30, 2003 and 2002                                                  4

          Consolidated Statements of Cash Flows for the six months
          ended September 30, 2003 and 2002                                                                    5

          Notes to Unaudited Consolidated Financial Statements                               6

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations                                                7

Item 3.   Controls and Procedures                                                            8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                  9

Item 2.   Changes in Securities                                                              9

Item 3.   Defaults Upon Senior Securities                                                    9

Item 4.   Submission of Matters to a Vote of Security Holders                                9

Item 5.   Other Information                                                                  9

SIGNATURES                                                                                  10

Item 6.   Exhibits and Reports on Form 8-K                                                  11

CERTIFICATIONS

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003


ASSETS
------


CURRENT ASSETS
    Cash                                                    $    18,366
    Other receivables                                             3,938
                                                            -----------
TOTAL CURRENT ASSETS                                             22,304
                                                            -----------

EQUIPMENT, NET                                                    2,314
                                                            -----------

TOTAL ASSETS                                                $    24,618
                                                            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES
    Accounts payable                                        $   135,387
    Accounts payable, related party                               3,795
    Loans payable, related parties                              104,136
    Accrued interest payable, related party                       4,074
                                                            -----------
TOTAL CURRENT LIABILITIES                                       247,392
                                                            -----------

LONG TERM LIABILITIES
    Note Payable, related party                                 100,000
                                                            -----------

TOTAL LIABILITIES                                               347,392
                                                            -----------

REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION
    (173,058 shares, Redemption value, $173,058)                173,058
                                                            -----------

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, none issued and outstanding                        --
    Common stock. $0.0001 par value, 25,000,000 shares
      authorized, 6,359,758 issued and outstanding                  636
    Additional paid-in capital                                7,400,281
    Deficit accumulated during development stage             (5,788,364)
    Accumulated other comprehensive loss                        (98,385)
                                                            -----------
                                                              1,514,168
    Less: Deferred consulting fee                            (2,000,000)
    Less: Deferred expenses                                     (10,000)
                                                            -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                 (495,832)
                                                            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $    24,618
                                                            ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            FROM THE PERIOD
                                       THREE MONTHS ENDED             SIX MONTHS ENDED     FROM MARCH 5, 1999
                                          SEPTEMBE 30,                   SEPTEMBER 30,      (INCEPTION) TO
                                       2003          2002            2003           2002   SEPTEMBER 30, 2003
                                    ----------  -------------  ----------------  ---------  ---------------

OPERATING EXPENSES
   Compensation                     $        --    $        --    $        --    $        --    $ 1,588,853
   Depreciation and amortization            239            158            482            297        811,786
   Consulting                            10,869          9,595         21,595         19,246        964,994
   Bad Debt                                  --             --             --             --         12,819
   Director fees                             --             --             --             --         64,100
   Financing fees                            --             --             --             --         28,781
   Professional fees                      7,539            584         12,539         10,382         34,593
   General and administrative            11,818          6,113         26,817          8,854        294,836
   Research and development               4,367         12,717         15,164         49,810      1,007,181
   Impairment loss                           --             --             --             --      1,191,846
                                    -----------    -----------    -----------    -----------    -----------
TOTAL OPERATING EXPENSES                 34,832         29,167         76,597         88,589      5,999,789
                                    -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                    (34,832)       (29,167)       (76,597)       (88,589)    (5,999,789)
                                    -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES)
   Interest income                           57             --             57             --          4,799
   Interest expense                      (1,030)        (2,096)        (2,051)        (2,096)        (6,731)
   Gain on settlement of accounts
     payable                                 --             --             --             --         59,654
   Loss on settlement of accounts
     payable                                 --             --             --             --        (16,296)
   Loss on disposal of equipment             --             --             --             --           (567)
   Foreign currency transaction
     gain (loss)                         (3,462)       (46,789)        85,938          5,129        170,566
                                    -----------    -----------    -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE), NET        (4,435)       (48,885)        83,944          3,033        211,425
                                    -----------    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                   $   (39,267)   $   (78,052)   $     7,347    $   (85,556)   $(5,788,364)
                                    ===========    ===========    ===========    ===========    ===========

COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation
     gain (loss)                         15,809        (80,354)       (85,737)       (80,354)       (98,385)
                                    -----------    -----------    -----------    -----------    -----------

TOTAL COMPREHENSIVE LOSS            $   (23,458)   $  (158,406)   $   (78,390)   $  (165,910)   $(5,886,749)
                                    ===========    ===========    ===========    ===========    ===========

Net Loss Per Share -
   Basic and Diluted                $     (0.01)   $     (0.02)   $      0.00    $     (0.02)   $     (1.44)
                                    ===========    ===========    ===========    ===========    ===========

Weighted average number of
   shares outstanding
   during the year -
   basic and diluted                  6,359,758      5,067,100      6,359,758      5,067,100      4,013,072
                                    ===========    ===========    ===========    ===========    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    For the period from
                                                                                      March 5, 1999
                                                     Six Months Ended September 30,  (Inception) to
                                                          2003            2002        June 30, 2003
                                                     --------------- -------------- --------------------
Cash Flows from Operating Activities:
    Net Income (loss)                                 $     7,347    $   (85,556)   $(5,788,364)
    Adjustment to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                           482            297        811,786
      Stock based compensation                                 --             --      1,477,892
      Stock based consulting expense                           --             --        854,345
      Stock based director fees                                --             --         64,100
      Stock based rent and administrative fees             20,000             --         30,000
      Common stock warrants issued as financing fee            --             --          3,783
      Loss on disposal of equipment                            --             --            567
      Impairment loss                                          --             --      1,191,846
      Gain on settlement of accounts payable                   --             --        (59,654)
      Loss on settlement of accounts payable                   --             --         16,296
      Amortization of stock based financing fee                --             --         24,997
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Other receivables                                  4,264             (3)        (3,938)
         Prepaids and other assets                             --            (35)            --
      Increase (decrease) in:
         Accounts payable and accrued expenses             16,239         (5,201)       559,672
                                                      -----------    -----------    -----------
Net Cash Provided By (Used in) Operating Activities        48,332        (90,498)      (816,672)
                                                      -----------    -----------    -----------

Cash Flows from Investing Activities:
    Purchase of property and equipment                         --             --         (4,463)
                                                      -----------    -----------    -----------
Net Cash Used in Investing Activities                          --             --         (4,463)
                                                      -----------    -----------    -----------

Cash Flows from Financing Activities:
    Proceeds from common stock issuance, net of
      offering cost                                            --             --        708,222
    Loan proceeds from related parties, net                50,341        105,614        258,586
    Repayment of loan to related parties                       --             --        (26,792)
                                                      -----------    -----------    -----------
Net Cash Provided by Financing Activities                  50,341        105,614        940,016
                                                      -----------    -----------    -----------

Effect of Exchange Rate on Cash                           (85,737)        (2,963)      (100,515)

Net Increase in Cash and Cash Equivalents                  12,936         12,153         18,366

Cash and Cash Equivalents at Beginning of Period            5,430          3,801             --
                                                      -----------    -----------    -----------

Cash and Cash Equivalents at End of Period            $    18,366    $    15,954    $    18,366
                                                      ===========    ===========    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 1   BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include acquisition of financing and intellectual properties and research and development activities conducted by others under contracts.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending March 31, 2003 included in the Company's Form 10-SB.

NOTE 2   ACCOUNTS AND LOANS PAYABLE, RELATED PARTIES
----------------------------------------------------

In September 2003, the Company recorded accounts payable to its President totaling $3,795. The accrual represented the consulting fee owed to the President under the terms of an oral consulting agreement for services performed in the month of September 2003. The amount was paid in full in October 2003. (See Notes 4 and 6)

During the six months ended September 30, 2003, the Company received the remaining $50,000 portion of a $100,000 debt financing transaction with a principal stockholder plus an additional $341. All activity with this principal stockholder represents a 100% concentration of all debt financing for the six months ended September 30, 2003 (See Note 4).

NOTE 3   STOCKHOLDERS' DEFICIENCY
---------------------------------

On June 1, 2003, 250,000 stock options having an exercise price of $1.00 per share expired without being exercised.

NOTE 4   RELATED PARTIES
------------------------

In September 2003, the Company recorded accounts payable to its President totaling $3,795 (See Note 2).

During the six months ended September 30, 2003, the Company received the remaining $50,000 portion of a $100,000 debt financing transaction with a principal stockholder plus an additional $341. (See Note 2).

NOTE 5 GOING CONCERN
--------------------

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $225,088, deficit accumulated during development stage of $5,788,364 and a stockholders' deficiency of $495,832 at September 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon debt and equity funding. The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Federal Drug and Administration clearance, that the Company will achieve a profitable level of operations.

NOTE 6 SUBSEQUENT EVENTS
------------------------

In October 2003, the Company paid its President $3,795 in connection with an oral consulting agreement. (See Note 2)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as the context otherwise indicates, the term the "Company" or "Kyto" refers to Kyto Biopharma, Inc. and its wholly owned Canadian subsidiary, B Twelve Limited. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation. The discussion below contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled "Competitive Business Conditions and Adverse Factors" and elsewhere in the Company's Form 10-SB filed on September 12, 2003, with the Securities and Exchange Commission.

The business of the Company is subject to significant risks including, but not limited to, the success of research and development efforts, dependence on corporate partners for product development and other resources, obtaining and enforcing patents important to the business, clearing the lengthy and expensive regulatory process and possible competition from other products. Even if the products appear promising at various stages of development, they may not reach the market or may not be commercially successful for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products may be found to be ineffective during clinical trials, fail to receive necessary regulatory approvals, are difficult to manufacture on a large scale, are uneconomical to market, are precluded from commercialization by proprietary rights of third parties or may not gain acceptance from health care professionals and patients. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

PLAN OF OPERATION

Kyto is in the development stage of its operations and was formed in March 1999 to acquire and develop early-stage compounds which may have potential use as therapeutic agents for the treatment of cancer and diseases of the immune system. The Company intends to build itself into a biopharmaceutical company that develops receptor-mediated technologies to control the uptake of vitamin B12 by non-controlled proliferative cells. Vitamin B12 regulates one of two major cellular pathways for the production of folates, the cell's primary source of carbon and the progenitor for the synthesis of DNA.

Kyto is currently engaged in the development of a portfolio of potential targeted biologic treatments based on:

i) the delivery of cytotoxic drugs to cancer cells using the vitamin B12 as a Trojan Horse,

ii)  the therapeutic effect of vitamin B12 depletion by receptor modulators, and

iii) the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells.

Kyto's portfolio consists of molecules at the research and development stage which may ultimately prove useful in the treatment of certain types of cancer and inflammatory diseases. Kyto believes that there are several human therapeutics applications for its drug candidates. Specifically, a number of properties of the Company's drug delivery and vitamin B12 depletion technologies suggest a potential role for its drug candidates in the therapy of solid tumors such as colorectal and breast cancer in addition to treatment of leukemias.

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital deficiency of $225,088, deficit accumulated during development stage of $5,788,364 and a stockholders' deficiency of $495,832 at September 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon debt and equity funding. The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Federal Drug and Administration clearance, that the Company will achieve a profitable level of operations.

The Company has, as of the end of September 30, 2003, $347,392 in liabilities. The Company estimates that it will require approximately $200,000 to meet operating costs for this fiscal year, excluding research and development costs. In addition, the Company is seeking up to two million dollars ($2,000,000) in research and development funds.

To meet the projected cash requirements as stated above, the Company intends to obtain cash loans from one or more of its stockholders, several of whom have expressed a desire to provide operating loan funds for the Company. Additionally, the Company intends to seek alliances with other pharmaceutical and biotechnology companies for product co-development. Management is also looking to merger opportunities or to acquire companies and products to raise capital.

The Company's plan of operation for the next twelve months is to continue to focus its efforts on research activities and the development of its drug candidates which maximize the utility and application of its platform technologies. Management expects the Company to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in the upcoming year. Our sources of working capital have been equity financings and interest earned on investments.

The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management's control, such as financial market trends and investors' appetite for new financings. It should also be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

ITEM 3.           CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's President and Chief Executive Officer within the 90-day period preceding the filing date of this quarterly report. The registrant's President and Chief Executive Officer concluded that the registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant's management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the Quarter ended September 30, 2003, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits on page 11.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Kyto Biopharma, Inc.
                                          --------------------
                                          (Registrant)


Date  November 14, 2003                   /s/ Jean-Luc Berger, Director
      -----------------                   -----------------------------
                                         (Signature)
                                          Jean-Luc Berger
                                          President and Chief Executive Officer

                                INDEX TO EXHIBITS

EXHIBIT NUMBER     DESCRIPTION
--------------     -----------

  3(i)(a)          Articles of Incorporation of Kyto Biopharma, Inc.*

  3(i)(b)          Articles of Amendment changing name to Kyto Biopharma, Inc.*

  3(ii)            Bylaws of Kyto Biopharma, Inc.*

  31.1             Section 302 Certification**

  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

       *Filed as Exhibit to Company's Form 10-SB on September 12th, 203, with the Securities and Exchange Commission **Filed as Exhibit with this Form 10-QSB, page 12.