Form 10QSB
period 2003-12-31
KYTO BIOPHARMA INC
filed 2004-02-11
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

            _____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   [x]    No   [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,532,816 Common Shares - $0.0001 Par Value - as of December 31, 2003.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]  No [x]

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

FORM 10-QSB


INDEX


PART I.        FINANCIAL INFORMATION                                                 PAGE NUMBER
Item 1.        Finacial Statements (Unaudited)

               Consolidated Balance Sheet as of December 31, 2003                         3

               Consolidated Statements of Operations for the three and nine months
               ended December 31, 2003 and 2002                                           4

               Consolidated Statements of Cash Flows for the nine months
               ended December 31, 2003 and 2002                                           5

               Notes to Unaudited Consolidated Financial Statements                       6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        7

Item 3.        Controls and Procedures                                                    8


PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                                          9

Item 2.        Changes in Securities                                                      9

Item 3.        Defaults Upon Senior Securities                                            9

Item 4.        Submission of Matters to a Vote of Security Holders                        9

Item 5.        Other Information                                                          9

Item 6.        Exhibits and Reports on Form 8-K                                           9


SIGNATURES                                                                               11


CERTIFICATIONS

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                -----------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
    Cash                                                            $     9,026
    Other receivables                                                     4,911
                                                                    -----------
TOTAL CURRENT ASSETS                                                     13,937
                                                                    -----------

EQUIPMENT, NET                                                            2,154
                                                                    -----------

TOTAL ASSETS                                                        $    16,091
                                                                    ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                  ----------------------------------------

CURRENT LIABILITIES
    Accounts payable                                                $   137,291
    Accrued interest payable, related party                               5,375
    Loans payable, related parties                                      129,306
                                                                    -----------
TOTAL CURRENT LIABILITIES                                               271,972
                                                                    -----------

LONG TERM LIABILITIES
    Note Payable, related party                                         100,000
                                                                    -----------

TOTAL LIABILITIES                                                       371,972
                                                                    -----------

REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION
    173,058 shares issued and outstanding,
        (Redemption value, $173,058)                                    173,058
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $1.00 par value, 1,000,000 shares
       authorized, none issued and outstanding                               --
    Common stock. $0.0001 par value, 25,000,000 shares
       authorized, 6,359,758 issued and outstanding                         636
    Additional paid-in capital                                        7,400,281
    Deficit accumulated during development stage                     (5,789,728)
    Accumulated other comprehensive loss                               (140,128)
                                                                    -----------
                                                                      1,471,061
    Less: Deferred consulting fee                                    (2,000,000)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (528,939)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    16,091
                                                                    ===========


     See accompanying notes to unaudited consolidated financial statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                                                            FOR THE PERIOD FROM
                                                                                                                MARCH 5, 1999
                                               THREE MONTHS ENDED DECEMBER 31, NINE MONTHS ENDED DECEMBER 31   (INCEPTION) TO
                                                   2003            2002          2003           2002          DECEMBER 31, 2003
                                                -----------    -----------    -----------    -----------      ------------------

Operating Expenses
     Compensation                               $        --    $   224,978    $        --    $   224,978        $ 1,588,853
     Depreciation and amortization                      251            158            642            438            811,946
     Consulting                                      11,400          9,557         32,973         28,806            976,372
     Bad Debt                                            --             --             --             --             12,819
     Director fees                                       --             --             --             --             64,100
     Financing fees                                      --         28,781             --         28,781             28,781
     Professional fees                                8,594          8,178         21,133         18,563             43,187
     General and administrative                      15,603         21,028         42,600         29,893            310,619
     Research and development                         5,962          7,388         21,127         57,175          1,013,144
     Impairment loss                                     --             --             --             --          1,191,846
                                                -----------    -----------    -----------    -----------        -----------
TOTAL OPERATING EXPENSES                             41,810        300,068        118,475        388,634          6,041,667
                                                -----------    -----------    -----------    -----------        -----------

LOSS FROM OPERATIONS                                (41,810)      (300,068)      (118,475)      (388,634)        (6,041,667)
                                                -----------    -----------    -----------    -----------        -----------

OTHER INCOME (EXPENSE)
     Interest income                                     --             --             58             --              4,800
     Interest expense                                (1,301)       (10,840)        (3,352)       (12,936)            (8,032)
     Gain on settlement                                  --             --             --             --             59,654
     Loss on settlement                                  --             --             --             --            (16,296)
     Loss on disposal of assets                          --             --             --             --               (567)
     Foreign currency transaction gain               41,774          5,963        127,752         11,110            212,380
                                                -----------    -----------    -----------    -----------        -----------
TOTAL OTHER INCOME (EXPENSE), NET                    40,473         (4,877)       124,458         (1,826)           251,939
                                                -----------    -----------    -----------    -----------        -----------

NET INCOME (LOSS)                               $    (1,337)   $  (304,945)   $     5,983    $  (390,460)       $(5,789,728)
                                                ===========    ===========    ===========    ===========        ===========

Comprehensive Loss
     Foreign currency translation loss              (41,742)       (80,354)      (127,479)       (80,354)          (140,128)
                                                -----------    -----------    -----------    -----------        -----------

Total Comprehensive Loss                        $   (43,079)   $  (385,299)   $  (121,496)   $  (470,814)       $(5,929,856)
                                                ===========    ===========    ===========    ===========        ===========

Net Loss Per Share - Basic and Diluted          $      0.00    $     (0.06)   $      0.00    $     (0.08)       $     (1.40)
                                                ===========    ===========    ===========    ===========        ===========

Weighted average number of shares outstanding
     during the year - basic and diluted          6,359,758      5,278,744      6,359,758      5,208,709          4,135,601
                                                ===========    ===========    ===========    ===========        ===========

     See accompanying notes to unaudited consolidated financial statements

                      KYTO BIOPHARMA, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                               FOR THE PERIOD FROM
                                                                                                  MARCH 5, 1999
                                                                   Nine Months Ended December 31, (INCEPTION) TO
                                                                         2003          2002       DECEMBER 31, 2003
                                                                     -----------    -----------   -----------------
Cash Flows from Operating Activities:
     Net Income (loss)                                               $     5,983    $  (390,460)   $(5,789,728)
     Adjustment to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                        642            438        811,946
        Stock based compensation                                              --        224,977      1,477,892
        Stock based consulting expense                                        --             --        854,345
        Stock based director fees                                             --             --         64,100
        Stock based rent and administrative fees                          30,000         25,000         40,000
        Common stock warrants issued as financing fee                         --          3,783          3,783
        Loss on disposal of assets                                            --             --            567
        Impairment loss                                                       --             --      1,191,846
        Gain on settlement of accounts payable                                --             --        (59,654)
        Loss on settlement of accounts payable                                --             --         16,296
        Amortization of stock based financing fee                             --         24,997         24,997
     Changes in operating assets and liabilities:
        (Increase) decrease in:
            Other receivables                                              3,290            (71)        (4,911)
            Prepaids and other assets                                         --             (3)            --
        Increase (decrease) in:
            Accounts payable and accrued expenses                         15,649        (11,730)       559,082
                                                                     -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       55,564       (123,069)      (809,439)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                       --             --         (4,463)
                                                                     -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                         --             --         (4,463)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance, net of
        offering cost                                                         --             22        708,222
     Loan proceeds from related parties, net                              75,511        159,363        283,756
     Repayment of loan to related parties                                     --             --        (26,792)
                                                                     -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 75,511        159,385        965,186
                                                                     -----------    -----------    -----------

Effect of Exchange Rate on Cash                                         (127,479)        (9,122)      (142,258)

Net Increase in Cash and Cash Equivalents                                  3,596         27,194          9,026

Cash and Cash Equivalents at Beginning of Period                           5,430          3,801             --
                                                                     -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     9,026    $    30,995    $     9,026
                                                                     ===========    ===========    ===========

     See accompanying notes to unaudited consolidated financial statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

NOTE 2   LOANS PAYABLE, RELATED PARTIES
---------------------------------------

During the nine months ended December 31, 2003, the Company received the remaining $50,000 portion of a $100,000 debt financing transaction with a principal stockholder plus an additional $25,511. All loans are non-interest bearing, unsecured and due on demand. All activity with this principal stockholder represents a 100% concentration of all debt financing proceeds received during the nine months ended December 31, 2003 (See Notes 4 and 5). At December 31, 2003, total loans payable - related parties was $129,306.

NOTE 3   STOCKHOLDERS' DEFICIENCY
---------------------------------

(A) REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION

         In November 2002 and February 2003, the Company issued an aggregate 273,058 shares of its common stock having a fair value of $273,058 to settle certain accounts payable under a debt settlement agreement ("agreement") with three unrelated parties. Of the total stock issued in connection with the agreement, two of these parties received an aggregate 173,058 shares of common stock. In addition, these two creditors received a written put option for the aggregate 173,058 shares of common stock previously issued. Specifically, three years from the date of the initial settlement, the put option holders have a thirty day period in which to notify the Company of their intent to put the options back to the Company at a redemption price of $1.00 per share. The Company will then have 90 days from the notification date to make the required payment. The redemption value of these shares of common stock at December 31, 2003 is $173,058. In accordance with the provisions of EITF No.00-19, since the contract requires a net cash settlement (transfer of assets to settle obligation), the put options are classified preceding stockholders' deficiency as a liability. The provisions of SFAS No. 150 were not effective for these transactions since the effective date for SFAS No. 150 was May 31, 2003, with no retroactive accounting treatment allowed.

(B) EXPIRED COMMON STOCK OPTION

         On June 1, 2003, 250,000 stock options having an exercise price of $1.00 per share expired without being exercised.

NOTE 4   RELATED PARTIES
------------------------

During the nine months ended December 31, 2003, the Company received the remaining $50,000 portion of a $100,000 debt financing transaction with a principal stockholder plus an additional $25,511 (See Notes 2 and 5).

NOTE 5   GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $258,035, deficit accumulated during development stage of $5,789,728 and a stockholders' deficiency of $528,938 at December 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the nine months ended December 31, 2003, the Company received $75,511 in related party debt financing (See notes 2 and 4). The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon debt and equity funding. The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Federal Drug and Administration clearance, that the Company will achieve a profitable level of operations.

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

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital deficiency of $258,035, deficit accumulated during development stage of $5,789,729 and a stockholders' deficiency of $528,939 at December 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has, as of the end of December 31, 2003, $371,972 in liabilities. The Company estimates that it will require approximately $200,000 to meet operating costs for this fiscal year, excluding research and development costs. In addition, the Company is seeking up to two million dollars ($2,000,000) in research and development funds.

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

The Company's plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on research activities and the development of its drug candidates which maximize the utility and application of its platform technologies. Management expects the Company to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in the upcoming year. Our sources of working capital have been equity financings and interest earned on investments.

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

(b) Changes in Internal Controls: In the Quarter ended December 31, 2003, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits on page 10.

                                INDEX TO EXHIBITS


EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

   3(i)(a)        Articles of Incorporation of Kyto Biopharma, Inc.*

   3(i)(b)        Articles of Amendment changing name to Kyto Biopharma, Inc.*

   3(ii)          Bylaws of Kyto Biopharma, Inc.*

   31.1           Section 302 Certification**

   32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Filed as Exhibit to Company's Form 10-SB on September 12th, 203, with the Securities and Exchange Commission

**Filed as Exhibit with this Form 10-QSB

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



                                          Kyto Biopharma, Inc.
                                          --------------------
                                          (Registrant)


Date  February 10, 2004                   /s/  Jean-Luc Berger, Director
                                          ------------------------------
                                          (Signature)
                                          Jean-Luc Berger
                                          President and Chief Executive Officer