Form 10KSB
period 2004-03-31
KYTO BIOPHARMA INC
filed 2004-06-28
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended March 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

             Commission file number _______________________________


                              KYTO BIOPHARMA, INC.
           (Name of small business issuer as specified in its charter)


FLORIDA                                                        65-1086538
(State or other jurisdiction of                              (IRS Employer
Incorporation or organization)                               Identification No.)

41A AVENUE ROAD, TORONTO, ONTARIO, CANADA                        M5R 2G3
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (416) 955-0159

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: COMMON STOCK, $.0001 PAR VALUE ("COMMON STOCK")

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. NONE AS OF MARCH 31ST, 2004

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,532,816 COMMON SHARES - $0.0001 PAR VALUE - AS OF MARCH 31, 2004.

         Transitional Small Business Disclosure Format (Check One)
Yes [ ]  No [x]

                              KYTO BIOPHARMA, INC.
                                   FORM 10-KSB
                      FOR FISCAL YEAR ENDED MARCH 31, 2004

                                TABLE OF CONTENTS


   PART I       ..................................................................................................3
         ITEM 1. DESCRIPTION OF BUSINESS..........................................................................3
         ITEM 2. DESCRIPTION OF PROPERTY..........................................................................9
         ITEM 3. LEGAL PROCEEDINGS................................................................................9
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................9

   PART II      .................................................................................................10
         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................................10
         ITEM 6. MANAGEMENT `S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................10
         ITEM 7. FINANCIAL STATEMENTS............................................................................11
         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE..............................................................................................11
         ITEM 8A. CONTROLS AND pROCEDURES........................................................................11

   PART III     .................................................................................................13
         ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE
         WITH SECTION 16(a) OF THE EXCHANGE ACT..................................................................13
         ITEM 10. EXECUTIVE COMPENSATION.........................................................................14
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................16
         ITEM 12. Certain Relationships and Related Transactions.................................................16
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................................................17
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................17

   SIGNATURES ...................................................................................................19

   FINANCIAL TABLE OF CONTENTS...................................................................................F-1
   REPORT OF INDEPENDENT AUDITORS................................................................................F-2
   FINANCIAL STATEMENTS..........................................................................................F-3 - F-24

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT

     Kyto Biopharma, Inc. was originally formed under the name of B. Twelve, Inc., a Florida corporation, filed with the Department of State on March 5, 1999. Also, on March 5, 1999, the Company acquired B Twelve Limited as a wholly-owned subsidiary Canadian corporation.

     On April 27, 1999, the Company filed an amendment to its Articles of Incorporation, increasing its authorized capital stock from 1,000 shares of common stock with a Par Value of $1.00 per share, to 25,000,000 shares of common stock with a Par Value of $1.00 per share and 1,000,000 shares of preferred stock, also with a Par Value of $1.00 per share.

     In August, 2001, the Company filed an amendment to its Articles of Incorporation, changing the Par Value of its common stock from $1.00 per share to $0.0001 Par Value per share.

     On August 14, 2002, the Company filed an amendment to its Articles of Incorporation, changing the name to KYTO BIOPHARMA, INC.

     The Company filed a Uniform Business Report (UBR) with the Department of State, State of Florida, for the year 2004 and paid all required fees. Its status is active.

     (B)  BUSINESS OF ISSUER

     (1) Principal Products and Markets

     Kyto Biopharma, Inc. (Kyto) was formed to acquire a patent portfolio and the rights to early-stage compounds which have potential use as therapeutic agents for the treatment of cancer and diseases of the immune system. The Company has subsequently built itself into a development stage biopharmaceutical company that develops receptor-mediated technologies to control the uptake of vitamin B12 by non-controlled proliferative cells. Vitamin B12 regulates one of two major cellular pathways for the production of folates, the cell's primary source of carbon and the progenitor for the synthesis of DNA.

     Kyto is currently engaged in the development of a portfolio of potential targeted biologic treatments based on:

     i) the delivery of cytotoxic drugs to cancer cells using the vitamin B12 as a Trojan Horse,
     ii) the therapeutic effect of vitamin B12 depletion by receptor modulators, and
     iii) the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells.

     Kyto's portfolio consists of molecules at the research and development stage which may ultimately prove useful in the treatment of certain types of cancer and inflammatory diseases. Kyto believes that there are several human therapeutics applications for its drug candidates. Specifically, a number of properties of the Company's drug delivery and vitamin B12 depletion technologies suggest a potential role for its drug candidates in the therapy of solid tumors such as colorectal and breast cancer in addition to treatment of leukemias. The following table summarizes the Company's research and product development programs:

-------------------------------- ------------------------- ------------------------- ---------------------
TECHNOLOGIES                     DRUG CANDIDATES           TARGET INDICATION         STATUS
-------------------------------- ------------------------- ------------------------- ---------------------
     Bioconjugates               Paclitaxel                Oncology                  Proof of concept
     (Drug Delivery)             Doxorubicin               Oncology                  Proof of concept
                                                                                     Proof of concept
-------------------------------- ------------------------- ------------------------- ---------------------
                                 Carboplatinum             Oncology
-------------------------------- ------------------------- ------------------------- ---------------------
     Monoclonal Antibodies       Transport protein         Oncology                  Proof of concept
                                 Receptor                  Oncology                  Development
-------------------------------- ------------------------- ------------------------- ---------------------
    Growth Blockers              Receptor modulators       Oncology                  Proof of concept
-------------------------------- ------------------------- ------------------------- ---------------------

     Kyto is currently using vitamin B12 as a vehicle to deliver cytotoxic drugs selectively to tumors. The process can be achieved by taking advantage of a proprietary technology and expertise based on known biological transport mechanisms. The technology, known as bioconjugation, creates a molecular complex or "bioconjugate" through the non-covalent binding of a transportable state of the drug with the vitamin B12. The technology is designed to protect drugs from degradation whilst allowing absorption through specific binding to a receptor. A number of different types of bioconjugates were produced, including those with marketed chemotherapeutic agents such as: paclitaxel (Taxol(R)), doxorubicin, and carboplatinum.

     Kyto has developed a core drug delivery technology that permits to generate:

1) vitamin B12 bioconjugates that are used as a vehicle to deliver cytotoxic drugs selectively to tumors via a receptor-mediated pathway.
2) growth blockers that are used to deplete the same tumors of the vitamin B12, an essential co-factor for the biosynthesis of methionine and nucleic acids.

     Kyto's bioconjugate and growth blocker technologies are applicable to a very broad range of therapeutic areas. Each specific technology has the potential to target a large number of therapeutic targets for creation of drug candidates. New drug candidates can be synthesis from:

     (b)  Existing drugs (c) Generic drugs
     (d)  Molecules in development.
     (e) Molecules with attractive biological activity and potency that were never developed because of too short half-life of activity for commercial utility or inadequate safety profile.

     The Company believes that its core drug delivery technology exhibits a number of properties that would make it attractive to potential partners and be commercially viable:

     (a)  Core component (vitamin B12) and linker are safe and non toxic
     (b)  Core technology is protected by issued patents
     (c)  Versatility of the technology
     (d)  Diverse drug payloads
     (e)  Permit rapid drug creation
     (f)  New bioconjugate constructs are patentable
     (g)  Availability and low cost of raw material and
     (h)  Easy to scale-up and technology transfer.

     As mentioned above, Kyto has created a class of agents known as receptor modulators, with the selectivity of the natural ligand (vitamin B12) for its receptor, that cause a reduction in the number of receptors through alterations in receptor movement on the surface of and within the cell. Treatment with such drugs eventually results in cells devoid of receptors triggering the death of the cancer cells, biological response known as apoptosis.

     The second aspect of Kyto's business is the development of human antibodies. The Company is developing monoclonal antibodies as vitamin B12 receptor control agents for certain pharmaceutical applications including treatment of cancer and autoimmune diseases. Many of the product development issues for antibodies have been addressed over the last ten years including immunogenicity and scale-up manufacturing for therapeutic applications resulting in the approval or pending approval of a number of products in the United States and Europe.

(2)  Competitive Business Conditions and Adverse Factors

     The Company has identified the following companies as comparables and/or competitors to the activities of Kyto:

Endocyte, Inc. is a private U.S. based biotechnology company focused on vitamin based drug targeting and delivery systems. Similarly to Kyto, Endocyte's mission is to use vitamins as "trojan horses" to target and deliver diagnostic and therapeutic agents into cells for treatment of diseases. Endocyte's lead project is the use of the vitamin folate to target and deliver anticancer agents.

Protarga, Inc. is a private U.S. based pharmaceutical company that has developed a technology involving the chemical attachment of natural fatty acids to therapeutic agents that are accumulated by the cells. The Company's first product candidate, Taxoprexin(R) Injection for cancer chemotherapy, is currently being evaluated in eight Phase II clinical studies in the US and Europe.

Manticore Pharmaceuticals Inc. is a private U.S. based biotechnology company that has developed a method to target the delivery of cytotoxic anticancer drugs to tumor cells by using vitamin B12 as delivery vehicle similarly to Kyto's approach, except that their bioconjugates are synthesized by attaching cytotoxic drugs to the cobalt atom of cobalamin. The bioconjugates need to be activated by ultrasound to cleave the C-Co bond, thereby allowing release of the drug. They also developed fluorescent cobalamin conjugates ("CobalaFluors") that may be useful as diagnostic imaging agents in breast cancer surgery and other diagnostic procedures where it is desirable to visualize cancer cells.

Access Pharmaceuticals, Inc. is a public U.S. based pharmaceutical company that has proprietary patents or rights to seven drug delivery technology platforms: synthetic polymer targeted delivery, vitamin mediated targeted delivery (including oral), bioerodible hydrogel technology, nanoparticles, Residerm topical delivery, carbohydrate targeting technology and agents for the prevention and treatment of viral diseases, including HIV.

Other companies that are involved in the development and/or production, improved method of delivery or analogs of paclitaxel include but are not limited to Bristol-Myers Squibb Company, Cell Therapeutics Inc., Ivax Corporation, Bioxell Pharma Inc., Supratek Pharma Inc., Enzon Inc., Napro Biotherapeutics Inc., F.H. Faulding & Co. Limited, Phytogen Inc., Aphios Corporation, Taxolog Inc., Cytoclonal Pharmaceutics Inc., Protarga Inc., and Mylan Laboratories Inc.

     In addition to the competition, as noted above, the Company faces certain adverse conditions/and/or risks factors as outlined below:

o Kyto's business strategy requires that it establishes and maintain good strategic alliances. Currently, it is seeking strategic alliances. Kyto has limited experience in establishing and maintaining such strategic alliances and cannot give any assurance that it will be successful in establishing one or more relationships.

o Kyto has no experience in manufacturing, procuring products in commercial quantities or marketing, conducting clinical trials, regulatory approval process and only limited experience in negotiating, setting-up or maintaining research collaboration and there is no assurance that it will successfully continue or engage in any of these activities.

o Many of Kyto's drug candidates are still in research and preclinical development, which means that they have not yet been tested on humans. The Company will need to commit significant time and resources to develop these and additional product candidates. Kyto is dependent on the successful completion of clinical trials and obtaining regulatory approval in order to generate revenues. Specifically, its drug candidates that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may: i) be found ineffective or cause harmful side effects during preclinical testing or clinical trials, ii) fail to receive necessary regulatory approvals, iii) be difficult to manufacture on a large scale, iv) be uneconomical to produce, v) fail to achieve market acceptance, or vi) be precluded from commercialization by proprietary rights of third parties.

o Because, Kyto has based many of its drug candidates on unproven novel technologies, it may never develop them into commercial products. Furthermore, preclinical results in animal studies may not predict outcome in human clinical trials.

o Kyto may be unable to obtain the raw materials used in the production of some of its bioconjugates in sufficient quantity to meet demand when and if such product is approved. By example, paclitaxel is derived from certain varieties of yew trees and is also used in one of the Company's drug candidates. To date, Kyto has not entered into an agreement with a supplier to provide sufficient quantity or quality of any drugs used in the construction of its bioconjugates. Kyto does not have internal facilities for the manufacture of any of its products for clinical or commercial production.

     (3)  Research and Development Programs

     Kyto believes that there are several applications for its drug candidates. A number of properties of our drug delivery and vitamin B12 depletion technologies suggest a potential role for its drug candidates in the therapy of solid tumors such as colorectal and breast cancer in addition to treatment of leukemias. Specifically, Kyto's research and product development programs include the following projects:

-------------------------------- ------------- ------------------------ -------------------------------------
Technologies /                   Clinical      Status                   Collaborators
Drug Candidates                  Market
-------------------------------- ------------- ------------------------ -------------------------------------
Drug Delivery Bioconjugates
-------------------------------- ------------- ------------------------ -------------------------------------
     Paclitaxel                  Oncology      Proof of concept         New York University
     Doxorubicin                 Oncology      Proof of concept
     Carboplatinum               Oncology      Proof of concept
-------------------------------- ------------- ------------------------ -------------------------------------
Vitamin B12 Depletion
Monoclonal Antibodies
-------------------------------- ------------- ------------------------ -------------------------------------
     Transport protein           Oncology      Proof of concept         Medarex Inc.
                                                                        The Research Foundation of State
     Receptor                    Oncology      Development              University of New York

-------------------------------- ------------- ------------------------ -------------------------------------
Receptor Modulators
-------------------------------- ------------- ------------------------ -------------------------------------
     Growth blockers             Oncology      Proof of concept         -
-------------------------------- ------------- ------------------------ -------------------------------------

     (4)  Distribution of Products

     Because of capital constraints, the Company has decided to focus its financial resources to i) the development of its monoclonal antibodies and ii) the pre-clinical development of its first lead drug candidate based on paclitaxel conjugated to vitamin B12 for out-licensing.

     As the first drug candidate - paclitaxel conjugated to vitamin B12 - enters formal preclinical program, the Company plans to outsource specific study components to a Chemical Contract Manufacturer (CCM) and an integrated Contract Research Organizations (CRO) to permit the conduct of concurrent studies in order to meet time-limiting project milestones.

     During the preclinical development of a new drug candidate, a diverse number of studies relating chemistry, formulation, animal pharmacology, toxicology, manufacturing and clinical supplies are required to meet the regulatory requirements of an Investigational New Drug (IND) submission. Kyto is also reviewing the possibility to have a CRO as a strategic partner as opposed to a service provider. Due to the limited internal project management staff, Kyto may prefer to outsource the entire pre-clinical program to a vertically integrated CRO capable of handling studies from discovery screening to IND filing.

     The Company has no specific marketing plans beyond those mentioned above. Future marketing will depend upon the amount of capital realized by the Company.

     (5)  Patents

     Kyto's patent strategy has been to develop an "umbrella" of patents protecting its core technology and their therapeutic uses and the underlying technologies used to create them. The Company has filed a number of patent applications in the United States, the PCT Member Countries, Japan, and in most other jurisdictions to protect its proprietary rights in the development of its technologies and products. To date, 16 patents have been issued. Kyto is co-assignee on the issued and pending patents along with different universities. The following is a list of the issued patents:

------------------------- -------------------------------------------------------------------------- --------------------
       PATENT NO.                                           TITLE                                          ISSUED
------------------------- -------------------------------------------------------------------------- --------------------
       NZ252,559          Anti-receptor agents to the vitamin B12/transcobalamin II receptor              14/02/97
------------------------- -------------------------------------------------------------------------- --------------------
      US5,688,504         Anti-receptor and growth blocking agents to the vitamin                         18/11/97
                          B12/transcobalamin II receptor and binding sites
------------------------- -------------------------------------------------------------------------- --------------------
      US5,739,287         Biotinylated cobalamins                                                         14/04/98
------------------------- -------------------------------------------------------------------------- --------------------
      US5,840,712         Water soluble vitamin B12 receptor modulating agents and methods                24/11/98
                          relating thereto
------------------------- -------------------------------------------------------------------------- --------------------
      US5,840,880         Vitamin B12 receptor modulating agents                                          24/11/98
------------------------- -------------------------------------------------------------------------- --------------------
      US5,869,465         Methods for receptor modulation and uses thereto                                09/02/99
------------------------- -------------------------------------------------------------------------- --------------------
      US6,083,926         Water soluble vitamin B12 receptor modulating agents and methods                04/07/00
                          relating thereto
------------------------- -------------------------------------------------------------------------- --------------------
      CA2,135,277         Anti-receptor and growth blocking agents to the vitamin                         24/04/01
                          B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12
------------------------- -------------------------------------------------------------------------- --------------------
       NZ323,127          Vitamin B12 receptor modulating agents and methods related and methods          12/07/01
                          related thereto
------------------------- -------------------------------------------------------------------------- --------------------
       KR297,310          Anti-receptor and growth blocking agents to the vitamin                         21/05/01
                          B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12
------------------------- -------------------------------------------------------------------------- --------------------
       CH0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
------------------------- -------------------------------------------------------------------------- --------------------
       DE0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
------------------------- -------------------------------------------------------------------------- --------------------
       EP0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
------------------------- -------------------------------------------------------------------------- --------------------
       FR0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
------------------------- -------------------------------------------------------------------------- --------------------
       GB0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
------------------------- -------------------------------------------------------------------------- --------------------
       KR361,075          Receptor modulating agents and methods relating thereto                        01/11/2002
------------------------- -------------------------------------------------------------------------- --------------------

     (6)  Regulatory Environment

     Kyto's pre-clinical and clinical trials, as well as the manufacturing and marketing of its potential products, are subject to extensive regulation for safety and efficacy by various governmental authorities around the world. The United States Food and Drug Administration ("FDA") plays a key role since it regulates drug approval for the world's largest market.

     The process of studying drugs intended for use in humans usually begins with pre-clinical studies involving only animals. These pre-clinical studies are followed by studies that involve humans on a scale to assess safety and which are then expanded to a larger group to assess safety and efficacy. These various studies are usually broken into four phases with multiple studies generally conducted within each phase. Throughout these pre-clinical and clinical studies drug concentrations are measured in biological fluid samples as part of the assessment of drug safety and efficacy.

Preclinical Studies

     Preclinical drug studies involve the evaluation of drug testing in animals in a preliminary effort to determine toxicity, correct doses, side effects and efficacy in animals to provide evidence of the safety of the drug prior to its administration to humans. Bioanalytical research involves the use of instruments that can detect and measure trace quantities of drugs, metabolites, genetic material and other products in biological samples.

Clinical Studies

     Upon successful completion of pre-clinical studies the drug undergoes a series of evaluations in humans including healthy volunteers. The pharmaceutical

Company sponsoring the new drug must file an Investigational New Drug application (IND), which includes results from the pre-clinical evaluations and provides comprehensive descriptions of the proposed human clinical studies. There are four generally accepted Phases in clinical studies, but the Phases may overlap:

Phase I These studies usually take one year to complete and are conducted on a small number of healthy human subjects to evaluate the drug's pharmacological actions, toxicity, metabolism and pharmacokinetics.

Phase II These studies take an average of two years to complete and are carried out on a relatively small number of patients suffering from the targeted condition or disease, to determine the drug's effectiveness and dose response relationship. This phase provides additional safety data and the first substantiative evidence of the drug's efficacy in humans.

Phase III         These studies take an average of two years to three years
                  to complete and involve tests on a much larger population of patients suffering from the targeted condition or disease, typically several hundred to several thousand patients. Such studies measure the drug's efficacy and its side effects on a large scale and typically involve numerous hospitals and clinics.

Phase IV This final phase involves monitoring the long-term benefits and risks of a drug after it has entered the market. These studies also involve examining the efficacy and safety of different dosage forms or focusing on specific sub-populations of patients for evaluation of the drug's efficacy and safety. Such studies can be carried out on thousands to tens of thousands of patients.

     Upon completion of Phase III clinical studies, the pharmaceutical company sponsoring the new drug assembles all the preclinical and clinical data in the form of a New Drug Application (NDA), for submission to the FDA, or a New Drug Submission (NDS) for the TPP. The review process generally takes 12 to 18 years before the drug receives approval for marketing.

     In Canada, these activities are regulated by the Food and Drug Act. The approval procedure is substantially similar to that of the FDA, but the rules and regulations promulgated thereunder are enforced by the Therapeutic Products and Programs ("TPP") of Health Canada. Outside the United States and Canada, and whether or not the FDA or TPP approval has been obtained, approval of a product by local regulatory authorities must be obtained prior to the commencement of commercial sales of the product in a given country. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA or TPP approval. Although there are some procedures for unified regulatory filings for certain European countries, in general, each country at this time has its own procedures and requirements.

     Drug manufacturing is also regulated, thus companies are required to ensure compliance with GMPs quality standards that require the control of production activities, raw-material procurement, complaint management, product recalls, labeling and promotional material. In addition to these standards, which are common to all drugs, manufacturers of biopharmaceutical products must demonstrate that their products are homogeneous from one lot to the next, failing which the applicable regulatory authority may prohibit the sale of a lot and possibly require that a product be recalled.

     (7)  Research and Development Costs

     For the fiscal years ended March 31, 2004 and 2003, the Company incurred $25,297 and $84,475, repectively, on research and development. For the period from March 5, 1999 (inception) through March 31, 2004, the Company incurred $1,017,314 on research and development.

     (8)  Employees

     The Company has no employees, full-time or part-time. The President of Kyto Biopharma, Inc. is acting as consultant to the Company and he is compensated by B Twelve Limited, the wholly-owned subsidiary Canadian corporation.

(C)      REPORTS TO SECURITY HOLDERS

     The Bylaws of Kyto Biopharma, Inc. are silent regarding an annual report to shareholders. Kyto Biopharma, Inc. is a reporting company and files reports with the U.S. Securities and Exchange Commission (SEC). The Company is required to file quarterly reports (Form 10-QSB) and an annual report (Form 10-KSB) with the SEC. The annual report includes an audited financial statement.

     Any materials that the Company filed with the Securities and Exchange Commission may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Further, you may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SECD-0330. The Company will be an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. That site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to Credifinance Securities Limited at the rate of $3,333.33 (US) monthly, which includes rent and certain administrative services, such as copying and printing, courier services, and telephone.

     The Company owns no investments.

ITEM 3. LEGAL PROCEEDINGS

     There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no shareholders meetings during the period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A)  MARKET INFORMATION

     There is no public trading market for the Company's stock. We are pursuing discussions with a market maker regarding a public market for the stock. The market maker has filed on behalf of the Company a Form 211 Application with the NASD OTC Compliance Unit. The Market Maker filed this form to initiate quotations of the Company's stock in the OTC Bulletin Board(R) Service. At present time, the pending Form 211 Application remains deficient and there is no assurance that we will successfully complete the application for a public market for our stock. By completing this form, a market maker is representing that it has satisfied all applicable requirements of Securities and Exchange Commission
(SEC) Rule 15c2-11 and the filing and information requirements of NASD Rule
6740.

     There are 275,000 options to purchase common stock outstanding as of the end of the fiscal year ended March 31, 2004.

     (B)  HOLDERS

     According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2004, there were 17 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 200 beneficial holders of our shares of Common Stock.

     (C)  DIVIDENDS

     The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

     (D)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

     None


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     (A)  PLAN OF OPERATION

     The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited consolidated financial statements, the Company has no revenues, a net loss of $34,846 and cash used in operations of $38,856 in 2004, a working capital deficiency of $288,123, deficit accumulated during development stage of $5,830,557 and a stockholders' deficiency of $559,629 at March 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     The Company has, as of the end of its fiscal year (March 31, 2004), $397,510 in liabilities. The Company estimates that it will require approximately $250,000 to meet operating costs for this fiscal year, excluding research and development costs. In addition, the Company is seeking up to five million dollars ($5,000,000) in research and development funds.

     Research and development expense was $25,297, $84,475, and $1,017,314 for the years ended March 31, 2004, 2003, and for the period from March 5, 1999 (inception) to March 31, 2004, respectively.

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

     (B) OFF-BALANCE SHEET ARRANGEMENT

     Not applicable.

ITEM 7. FINANCIAL STATEMENTS

     Attached audited financial statements for KYTO BIOPHARMA, INC. AND SUBSIDIARY for the fiscal years ended March 31, 2004, 2003, and Cumulative from March 5, 1999 (Inception) to March 31, 2004 can be found on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed accountants during the previous three year period to the date of this registration statement and there are no disagreements with the findings of said accountants.

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of our President and Chief Executive Officer within the 90-day period preceding the filing date of this report. Our President and Chief Executive Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There were no significant changes made to our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the period covered by this report that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

-------------------------------------------------------------------------------
NAME                       AGE        POSITION
-------------------------------------------------------------------------------

Jean-Luc Berger, Ph.D.     41         President & Chief Executive Officer,
                                      Director

Georges Benarroch          57         Director

Don MacAdam                57         Director

-------------------------------------------------------------------------------

     The business experience of the persons listed above during the past five years are as follows:

Dr. Jean-Luc Berger, Ph.D., President & Chief Executive Officer; Director.
--------------------------------------------------------------------------

Director of the Company since inception on March 5, 1999, Dr. Berger has been President and C.E.O. of the Company since May 15, 2001. Co-founder of Kyto, he joined the Company as Chief Operating Officer in September 2000. Prior to joining the Company, Dr. Berger was a Pharmaceutical/Biotechnology analyst with Credifinance Securities Limited, a Toronto-based, institutional investment and research firm, since 1996. Dr. Berger obtained his M. Sc. from Universite de Montreal, his Ph.D. from Universite LAVAL and completed his post-doctoral studies at McGill University and has over thirty publications and scientific communications to his credit.

Mr. Georges Benarroch, Director.
--------------------------------

Director of the Company since May 5, 2000. Mr. Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp. and Credifinance Securities Limited, and Chairman of the Board, President and Chief Executive Officer of Credifinance Capital Inc. Mr. Benarroch is a Director of BMB Munai Inc, a public company (OTCBB:BMBM.OB).

Mr. Donald MacAdam, Director.
-----------------------------

Director of the Company since November 17, 1999. Since January 2000, Mr. MacAdam is a consultant to technology companies. From 1997 to 1999, he was President and Chief Executive Officer of Tm Bioscience Corporation. Prior to Tm Bioscience Corporation, Mr. MacAdam was President of CRS Robotics Corporation from 1993 to 1996. Both Tm Bioscience Corporation and CRS Robotics Corporation are public companies.

     (B)  IDENTIFY SIGNIFICANT EMPLOYEES

     The Company does not expect to receive a significant contribution from employees that are not executive officers.

     (C)  FAMILY RELATIONSHIPS

     There are no directors, executive officers or persons nominated or persons chosen by the Company to become a director or executive officer of the Company who are directly related to an individual who currently holds the position of director or executive officer or is nominated to one of the said positions.

     (D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     There are no material events that have occurred in the last five years that would affect the evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.

     (E)  AUDIT COMMITTEE

     The Company has currently no audit committee. The Board of Directors approved the financial statements for the previous year.

ITEM 10. EXECUTIVE COMPENSATION

     (A)  SUMMARY COMPENSATION TABLE

     The following table sets forth all annual and long term compensation for services in all capacities rendered to Kyto by its executive officers and directors for each of the last four most recently completed fiscal years.

--------------------- -------- -------------------------------- -------------------------------------- ------------
                                     Annual Compensation                   Long-Term Compensation
                                -------------------------
                                                                        Awards               Payouts
                                                                ------------------------     -------
                                                     Other      Securities     Restricted
                                                     Annual       Under         Shares or
                                                     Compen-    Options/       Restricted      LTIP
Name and                        Salary       Bonus   Annual       SARs         Share Units    Payouts    All Other
Principal Position     Year      ($)          ($)    sation     Granted (#)        ($)         ($)     Compensation ($)
--------------------- -------- ------------ -------- ---------- ----------- --------------- ---------- ----------------
Jean-Luc Berger,      2004     $40,000 (1)                                       None
President and Chief
Executive Officer
                      2003     $40,000 (1)                                     $149,985


                      2002     $40,000 (1)                                     $262,474


                      2001     $25,268 (1)                                     $114,525
--------------------- -------- ------------ -------- ---------- ----------- --------------- ---------- ------------

Georges Benarroch,    2004     None                                              None
Director

                      2003     None                                              None


                      2002     None                                             $3,000


                      2001     None                                            $14,525
--------------------- -------- ------------ -------- ---------- ----------- --------------- ---------- ------------

Donald MacAdam,       2004     None                                              None
Director

                      2003     None                                              None

                      2002     None                                             $3,000

                      2001     None                                            $14,525
--------------------- -------- ------------ -------- ---------- ----------- --------------- ---------- ------------

(1)  This was paid by B Twelve Limited, a subsidiary of Kyto Biopharma, Inc.

     (B)  OPTION/SAR GRANTS TABLE

     The following table (presented in accordance with the Regulation) sets forth stock options granted under the Share Incentive Plan during fiscal year

2002 to the name key employees. There were no grants to key employees in fiscal years 2004 and 2003.

------------------------ --------------------- ---------------------- --------------------- ----------------------
                         Number of               % of Total
                         Securities            Options/SARs
                         Underlying            Granted to
                         Options/SARs          Employees in            Exercise or Base
Name                     Granted (#)           Fiscal Year             Price ($/Sh)           Expiration Date
------------------------ --------------------- ---------------------- --------------------- ----------------------
Jean-Luc Berger            262,500               31                     $0.0001               Exercised in
                                                                                              November 2001
------------------------ --------------------- ---------------------- --------------------- ----------------------
Uri Sagman                 587,500               69                     $0.0001               Exercised in
                                                                                              February 2002
------------------------ --------------------- ---------------------- --------------------- ----------------------

     (C) AGGREGATED OPTION/SAR EXERCISE IN LATEST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUE TABLE

     The following table (presented in accordance with the Regulation) sets forth details of all exercises of stock options/SARs during the fiscal year end March 31, 2002 (none in fiscal years 2004 and 2003) by the named executive officer and employees and the fiscal year-end value of unexercised options/SARs on an aggregated basis:

----------------- ------------ ------------ ------------------------------------ ------------------------------------
                  Shares
                  Acquired
                  on           Value        Number  of  Securities Underlying    Value of  Unexercised  In-the-Money
                  Exercise     Realized     Options/SARs Granted at FY-End (#)   Options/SARs at FY-End ($)
Name                (#)          ($)        Exercisable/Unexercisable            Exercisable/Unexercisable
----------------- ------------ ------------ ------------------------------------ ------------------------------------
Jean-Luc Berger   262,500      262,474      -                                    -                 -
----------------- ------------ ------------ ------------------------------------ ------------------------------------
Uri Sagman        587,500      587,441      -                                    -                 -
----------------- ------------ ------------ ------------------------------------ ------------------------------------

     (E) LONG-TERM INCENTIVE ("LTIP") AWARDS TABLE

     None

     (D) COMPENSATION OF DIRECTORS

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election and compensation of directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

     The Company does not currently maintain insurance for the benefit of the directors and officers of Kyto against liabilities incurred by them in their capacity as directors or officers of Kyto. Kyto does not maintain a pension plan for its employees, officers or directors.

     Four directors received 14,525 and 3,000 common shares each for services during FY2001 and FY2002, respectively. No director shares were granted in fiscal years 2004 and 2003.

     None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31st, 2004 of Kyto other than for routine indebtedness.

     (F)  EMPLOYMENT CONTRACTS

     None

     (G)  REPORT ON REPRICING OF OPTIONS/SARS

     None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to the Company, as the issuer, to be beneficial owner of more than five percent (5%) of any class of the said issuer's voting securities.

--------------------- -------------------------------- -------------------------- -----------------------------
Title of Class        Name and Address of Beneficial         Common Shares            Percentage of Class
                      Owner
--------------------- -------------------------------- -------------------------- -----------------------------
Common                Credifinance Capital Corp. (1)           3,419,812                      52.3%
                      Delaware, United States

Common                Dr. Uri Sagman                             902,025                      13.8%
                      Toronto, Ontario, Canada

Common                Medarex, Inc.                            1,300,000                      19.9%
                      New Jersey, United States

Common                Dr. Jean-Luc Berger                        527,025                       8.1%
                      Toronto, Ontario, Canada
--------------------- -------------------------------- -------------------------- -----------------------------

(1) Credifinance Capital Corp. is a privately held Delaware corporation. A director of Kyto, Georges Benarroch is the President & CEO of Credifinance Capital Corp.

     (B)  SECURITY OWNERSHIP OF MANAGEMENT

------------------------ ----------------------------- -------------------------- -----------------------------
Title of Class           Name and Address of
                         Beneficial
                         Owner                              Common Shares            Percentage of Class
------------------------ ----------------------------- -------------------------- -----------------------------
Common                   Georges Benarroch (1)                   30,025                        0.5%
Common                   Dr. Jean-Luc Berger                    527,025                        8.1%
Common                   Don MacAdam (2)                         30,025                        0.5%
------------------------ ----------------------------- -------------------------- -----------------------------

(1) Georges Benarroch is the President & CEO of Credifinance Capital Corp which owns 3,419,812 common shares representing 52.3% of issued shares.


(2) Don MacAdam owns 27,025 common shares directly and 3,000 common shares through A360 Inc., a private holding company.

     (C)  CHANGES IN CONTROL

     There is no such arrangement which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A)  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Detail of related party transactions are described in note 5 of the consolidated Financial Statements.

     (B) TRANSACTIONS WITH PROMOTORS

     Jean-Luc Berger, President, Director and co-founder of Kyto Biopharma, Inc. would be considered as the only promoter of the Company. No assets were received by Dr. Berger other the 527,025 shares acquired.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  LISTING OF EXHIBITS

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

    3(ii)          Bylaws of Kyto Biopharma, Inc.*

    31.1           Section 302 Certification**

    32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*Filed as Exhibit to Company's Form 10-SB on September 12th, 203, with the Securities and Exchange Commission

**Filed as Exhibit with this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Board of Directors appointed Salberg & Company, P.A. ("SALBERG") as our independent auditors for the fiscal years ending March 31, 2004 and March 31, 2003.

(1)  Audit Fees

     SALBERG billed us an aggregate of $12,500 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended March 31, 2003 included in registration filing on Form 10-SB.

     SALBERG billed us an aggregate of $24,500 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended March 31, 2004 included in our annual report on Form 10-KSB and review of our interim financial statements included in our quarterly reports on Form 10-QSB for the periods ended June 30, 2003, September 30, 2003, and December 31, 2003.

(2)  Audit Related Fees

     SALBERG billed us and our subsidiary an aggregate of $0 and $1,000 for audit related services rendered during the fiscal years ended March 31, 2004 and 2003, respectively in connection with the Registration Statement on Form 10-SB.

(3)  Tax Fees

     No professional services was rendered by SALBERG for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2004 and March 31, 2003.

(4)  All Other Fees

     Not applicable.

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: June 25, 2004                        KYTO BIOPHARMA, INC.
                                           By: /s/ Jean-Luc Berger
                                           Jean-Luc Berger
                                           President & C.E.O.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE: June 25, 2004                        KYTO BIOPHARMA, INC.
                                           By: /s/ Jean-Luc Berger
                                           Jean-Luc Berger
                                           President & C.E.O., Director

DATE: June 25, 2004                        KYTO BIOPHARMA, INC.
                                           By: /s/ Georges Benarroch
                                           Georges Benarroch
                                           Director

                       KYTO Biopharma, Inc. and Subsidiary
                          (A Development Stage Company)

                        Consolidated Financial Statements

                      Years Ended March 31, 2004, 2003, and
                    Cumulative from March 5, 1999 (Inception)
                                to March 31, 2004

                                    Contents



                                                                  Page(s)
                                                                  -------
Independent Auditors' Report                                        F-2

Consolidated Balance Sheet                                          F-3

Consolidated Statements of Operations                               F-4

Consolidated Statement of Changes in Stockholders' Deficiency       F-5 - F-6

Consolidated Statements of Cash Flows                               F-7 - F-8

Notes to Consolidated Financial Statements                          F-9 - F-24

                          Independent Auditors' Report


To the Board of Directors of:
     Kyto Biopharma, Inc. and Subsidiary
     (A Development Stage Company)


We have audited the accompanying consolidated balance sheet of Kyto Biopharma, Inc. and Subsidiary (a development stage company) as of March 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended March 31, 2004 and 2003 and for the period from March 5, 1999 (inception) to March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Kyto Biopharma, Inc. and Subsidiary (a development stage company) as of March 31, 2004, and the consolidated results of their operations, changes in stockholders' deficiency and cash flows for the years then ended and for the period from March 5, 1999 (inception) to March 31 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has no revenues, a net loss of $34,846 and cash used in operations of $38,856 in 2004, a working capital deficiency of $288,123, a stockholders' deficiency of $559,629 and a deficit accumulated during development stage of $5,830,557 at March 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note
11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SALBERG & COMPANY, P.A.
Boca Raton, Florida
June 8, 2004

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004


                           ASSETS

CURRENT ASSETS
    Cash                                                        $     2,408
    Prepaid assets                                                    1,323
    Other receivables                                                 5,656
                                                                -----------
TOTAL CURRENT ASSETS                                                  9,387
                                                                -----------

EQUIPMENT, NET                                                        1,552
                                                                -----------

TOTAL ASSETS                                                    $    10,939
                                                                ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable                                            $   131,380
    Accounts payable - related party                                  8,160
    Accrued liabilities                                              22,020
    Accrued interest payable, related party                           6,692
    Loans payable - related parties                                 129,258
                                                                -----------
TOTAL CURRENT LIABILITIES                                           297,510
                                                                -----------

LONG TERM LIABILITIES
    Note Payable, related party                                     100,000
                                                                -----------

TOTAL LIABILITIES                                                   397,510
                                                                -----------

REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION
    173,058 shares issued and outstanding,
       (Redemption value, $173,058)                                 173,058
                                                                -----------

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, none issued and outstanding                            --
    Common stock, $0.0001 par value, 25,000,000 shares
      authorized, 6,359,758 issued and outstanding                      636
    Additional paid-in capital                                    7,400,281
    Deficit accumulated during development stage                 (5,830,557)
    Accumulated other comprehensive loss                           (129,989)
                                                                -----------
                                                                  1,440,371
    Less: Deferred consulting fee                                (2,000,000)
                                                                -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                     (559,629)
                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $    10,939
                                                                ===========

          See accompanying notes to consolidated financial statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FOR THE PERIOD FROM
                                                                                   MARCH 5, 1999
                                                       YEAR ENDED MARCH 31,       (INCEPTION) TO
                                                      2004            2003        MARCH 31, 2004
                                                  -----------      -----------  -------------------
OPERATING EXPENSES
    Compensation                                  $        --      $   225,742      $ 1,588,853
    Depreciation and amortization                       1,244              405          812,548
    Consulting                                         44,345           38,749          987,744
    Bad debt                                               --               --           12,819
    Director fees                                          --               --           64,100
    Financing fees                                         --           28,781           28,781
    Professional fees                                  35,253           22,054           57,307
    General and administrative                         41,626           42,242          309,645
    Research and development                           25,297           84,475        1,017,314
    Impairment loss                                        --               --        1,191,846
                                                  -----------      -----------      -----------
TOTAL OPERATING EXPENSES                              147,765          442,448        6,070,957
                                                  -----------      -----------      -----------

LOSS FROM OPERATIONS                                 (147,765)        (442,448)      (6,070,957)
                                                  -----------      -----------      -----------

OTHER INCOME (EXPENSES)
    Interest income                                        58                1            4,800
    Interest expense                                   (4,669)          (4,680)          (9,349)
    Gain on settlement                                     --           59,654           59,654
    Loss on settlement                                     --          (16,296)         (16,296)
    Loss on disposal of assets                             --               --             (567)
    Foreign currency transaction gain                 117,530           84,628          202,158
                                                  -----------      -----------      -----------
TOTAL OTHER INCOME, NET                               112,919          123,307          240,400
                                                  -----------      -----------      -----------

NET LOSS                                          $   (34,846)     $  (319,141)     $(5,830,557)
                                                  ===========      ===========      ===========

COMPREHENSIVE LOSS
    Foreign currency translation loss                (117,341)         (80,354)        (129,989)
                                                  -----------      -----------      -----------

TOTAL COMPREHENSIVE LOSS                          $  (152,187)     $  (399,495)     $(5,960,546)
                                                  ===========      ===========      ===========

Net Loss Per Share - Basic and Diluted            $     (0.01)     $     (0.06)     $     (1.37)
                                                  ===========      ===========      ===========

Weighted average number of shares outstanding
    during the year - basic and diluted             6,359,758        5,492,530        4,244,828
                                                  ===========      ===========      ===========

          See accompanying notes to consolidated financial statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
            YEARS ENDED MARCH 31, 2004, 2003, AND FOR THE PERIOD FROM
                   MARCH 5, 1999 (INCEPTION) TO MARCH 31, 2004

                                                 Preferred Stock     Common Stock       Additional
                                                ----------------   -------------------   Paid-in
                                                 Shares   Amount    Shares      Amount   Capital
                                               -------- --------   ---------    ------  ----------
Common stock issued for services to officer           -       -      300,000     $ 30   $  299,970
Common stock issued for services to consultant        -       -      255,000       25      254,975
Warrants issued to consultant                         -       -            -        -      345,000
Net loss, 1999                                        -       -            -        -            -
                                               -------- --------   ---------     ----  -----------
Balance, March 31, 1999                               -       -      555,000       55      899,945
Preferred stock issued for cash                 250,000  250,000           -        -            -
Offering cost                                         -       -            -        -      (17,005)
Common stock issued for intangible assets             -       -    2,000,000      200    1,999,800
Common stock issued for cash upon exercise
   of warrants                                        -       -      100,000       10       99,990
Foreign currency translation loss                     -       -            -        -            -
Net loss, 2000                                        -       -            -        -            -
                                               -------- --------   ---------     ----  -----------
Balance, March 31, 2000                         250,000  250,000   2,655,000      265    2,982,730
Common stock issued as director fees                  -       -       58,100        6       58,094
Common stock issued for cash upon exercise
   of warrants                                        -       -      150,000       15      149,985
Common stock issued for cash upon exercise
   of warrants                                        -       -      345,000       35            -
Common stock issued to officer as
   compensation                                       -       -      100,000       10       99,990
Common stock issued for cash                          -       -      100,000       10       99,990
Common stock issued for future services               -       -      400,000       40    1,199,960
Foreign currency translation gain                     -       -            -        -            -
Net loss, 2001                                        -       -            -        -            -
                                               -------- --------   ---------     ----  -----------
Balance, March 31, 2001                         250,000  250,000   3,808,100      381    4,590,749
Preferred stock converted to
   common stock                                (250,000)(250,000)    250,000       25      249,975
Common stock warrants issued for consulting
   services                                           -       -            -        -      254,346
Common stock issued for cash upon exercise
   of warrants                                        -       -      125,000       13      124,987
Common stock warrants issued for services             -       -            -        -      849,915
Common stock issued for cash upon exercise
   of warrants                                        -       -      850,000       85            -
Common stock issued to directors as
   compensation                                       -       -        6,000        -        6,000
Common stock issued to employees as
   compensation                                       -       -        3,000        -        3,000
Common stock issued as loan fee                       -       -       25,000        3       24,997
Foreign currency translation gain                     -       -            -        -            -
Net loss, 2002                                        -       -            -        -            -
                                               -------- --------   ---------     ----  -----------
Balance, March 31, 2002                               -       -    5,067,100      507    6,103,969
Stock issued for cash and services                    -       -      225,000       22      224,978
Stock issued in settlement of
   accounts payable,
   net of redeemable shares                           -       -      100,000       10       99,990
Stock issued to settle loans payable,
   related party                                      -       -      102,658       10      102,648
Stock issued as consideration for future
    services                                          -       -      800,000       80      799,920
Stock issued for past and future rent and
   administrative services                            -       -       65,000        7       64,993
Common stock warrants issued as financing fee         -       -            -        -        3,783
Foreign currency translation loss                     -       -            -        -            -
Net loss, 2003                                        -       -            -        -            -
                                               -------- --------   ---------     ----  -----------
Balance, March 31, 2003                               -       -    6,359,758      636    7,400,281
Foreign currency translation loss                     -       -            -        -            -
Amortization of deferred expenses                     -       -            -        -            -
Net Loss, 2004                                        -       -            -        -            -
                                               -------- --------   ---------     ----  -----------
Balance, March  31, 2004                              - $     -    6,359,758     $636   $7,400,281
                                               ======== ========   =========     ====   ==========

[RESTUBBED]

                                               Deficit
                                               Accumulated  Accumulated
                                                 During       Other                 Deferred
                                               Development Comprehensive  Deferred    Loan    Deferred
                                                 Stage         Loss         Fees       Fee    Expenses    Total
                                              -----------  -----------  -----------  ------   --------  ---------
Common stock issued for services to officer   $         -  $         -  $         -  $    -   $      -  $ 300,000
Common stock issued for services to consultant          -            -            -       -          -    255,000
Warrants issued to consultant                           -            -            -       -          -    345,000
Net loss, 1999                                   (900,000)           -            -       -          -   (900,000)
                                              -----------  -----------  -----------  ------   --------  ---------
Balance, March 31, 1999                          (900,000)           -            -       -          -          -
Preferred stock issued for cash                         -            -            -       -          -    250,000
Offering cost                                           -            -            -       -          -    (17,005)
Common stock issued for intangible assets               -            -            -       -          -  2,000,000
Common stock issued for cash upon exercise
   of warrants                                          -            -            -       -          -    100,000
Foreign currency translation loss                       -       (5,745)           -       -          -     (5,745)
Net loss, 2000                                   (650,366)           -            -       -          -   (650,366)
                                              -----------  -----------  -----------  ------   --------  ---------
Balance, March 31, 2000                        (1,550,366)      (5,745)           -       -          -  1,676,884
Common stock issued as director fees                    -            -            -       -          -     58,100
Common stock issued for cash upon exercise
   of warrants                                          -            -            -       -          -    150,000
Common stock issued for cash upon exercise
   of warrants                                          -            -            -       -          -         35
Common stock issued to officer as
   compensation                                         -            -            -       -          -    100,000
Common stock issued for cash                            -            -            -       -          -    100,000
Common stock issued for future services                 -            -   (1,200,000)      -          -          -
Foreign currency translation gain                       -       60,054            -       -          -     60,054
Net loss, 2001                                   (966,789)           -            -       -          -   (966,789)
                                              -----------  -----------  -----------  ------   --------  ---------
Balance, March 31, 2001                        (2,517,155)      54,309   (1,200,000)      -          -  1,178,284
Preferred stock converted to
   common stock                                         -            -            -       -          -          -
Common stock warrants issued for consulting
   services                                             -            -            -       -          -    254,346
Common stock issued for cash upon exercise
   of warrants                                          -            -            -       -          -    125,000
Common stock warrants issued for services               -            -            -       -          -    849,915
Common stock issued for cash upon exercise
   of warrants                                          -            -            -       -          -         85
Common stock issued to directors as
   compensation                                         -            -            -       -          -      6,000
Common stock issued to employees as
   compensation                                         -            -            -       -          -      3,000
Common stock issued as loan fee                         -            -            - (24,997)         -          3
Foreign currency translation gain                       -       13,397            -       -          -     13,397
Net loss, 2002                                 (2,959,415)           -            -       -          - (2,959,415)
                                              -----------  -----------  -----------  ------   --------  ---------
Balance, March 31, 2002                        (5,476,570)      67,706   (1,200,000)(24,997)         -   (529,385)
Stock issued for cash and services                      -            -            -       -          -    225,000
Stock issued in settlement of
   accounts payable,
   net of redeemable shares                             -            -            -       -          -    100,000
Stock issued to settle loans payable,
   related party                                        -            -            -  24,997          -    127,655
Stock issued as consideration for future
    services                                            -            -     (800,000)      -          -          -
Stock issued for past and future rent and
   administrative services                              -            -            -       -    (30,000)    35,000
Common stock warrants issued as financing fee           -            -            -       -          -      3,783
Foreign currency translation loss                       -      (80,354)           -       -          -    (80,354)
Net loss, 2003                                   (319,141)           -            -       -          -   (319,141)
                                              -----------  -----------  -----------  ------   --------  ---------
Balance, March 31, 2003                        (5,795,711)     (12,648)  (2,000,000)      -    (30,000)  (437,442)
Foreign currency translation loss                       -     (117,341)           -       -       -      (117,341)
Amortization of deferred expenses                       -            -            -       -     30,000     30,000
Net Loss, 2004                                    (34,846)           -            -       -          -    (34,846)
                                              -----------  -----------  -----------  ------   --------  ---------
Balance, March  31, 2004                      $(5,830,557) $  (129,989) $(2,000,000) $    -   $      -  $(559,629)
                                              ===========  ===========  ===========  ======   ========  =========

          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE PERIOD FROM
                                                                                       MARCH 5, 1999
                                                            YEAR ENDED MARCH 31,      (INCEPTION) TO
                                                            2004          2003        MARCH 31, 2004
                                                         ---------      ---------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                             $ (34,846)     $(319,141)     $(5,830,557)
    Adjustment to reconcile net income (loss)
       to net cash used in operating activities:
       Depreciation and amortization                         1,244            405          812,548
       Stock based compensation                                 --        224,978        1,477,893
       Stock based consulting expense                           --             --          854,345
       Stock based director fees                                --             --           64,100
       Recognition of stock based rent and
         administrative fees                                30,000         10,000           40,000
       Common stock warrants issued as financing fee            --          3,783            3,783
       Loss on disposal of equipment                            --             --              567
       Impairment loss                                          --             --        1,191,846
       Gain on settlement of accounts payable                   --        (59,654)         (59,654)
       Loss on settlement of accounts payable                   --         16,296           16,296
       Amortization of stock based financing fee                --         24,997           24,997
    Changes in operating assets and liabilities:
       (Increase) decrease in:
          Other receivables                                  2,546         (2,652)          (5,656)
          Prepaids and other assets                         (1,323)         4,997           (1,323)
       Increase (decrease) in:
          Accounts payable and accrued liabilities          33,075             --          576,507
          Accounts payable - related party                   8,160             --            8,160
                                                         ---------      ---------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         38,856        (95,991)        (826,148)
                                                         ---------      ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                          --             --           (4,463)
                                                         ---------      ---------      -----------
NET CASH USED IN INVESTING ACTIVITIES                           --             --           (4,463)
                                                         ---------      ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of
       offering costs                                           --             22          708,222
    Loan proceeds from related parties                      75,463        177,952          283,708
    Repayment of loan to related parties                        --             --          (26,792)
                                                         ---------      ---------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   75,463        177,974          965,138
                                                         ---------      ---------      -----------

Effect of Exchange Rate on Cash                           (117,341)       (80,354)        (132,119)

Net Increase (Decrease) in Cash and Cash Equivalents        (3,022)         1,629            2,408

Cash and Cash Equivalents at Beginning of Period             5,430          3,801               --
                                                         ---------      ---------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   2,408      $   5,430      $     2,408
                                                         =========      =========      ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                             $      --      $      --      $        --
                                                         =========      =========      ===========
    Taxes                                                $      --      $      --      $        --
                                                         =========      =========      ===========

          See accompanying notes to consolidated financial statements

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company acquired intangible assets valued at $2,000,000 for 2,000,000 common shares in June 1999.

The Company issued 400,000 common shares in 2001 for future services valued at $1,200,000. (See Notes 6(B) and 7)

An Investor converted 250,000 preferred shares into 250,000 common shares in 2002.

During the year ended March 31, 2003, the Company issued 273,058 shares of common stock to settle certain accounts payable. (See Notes 4 (C) and 6(B))

During the year ended March 31, 2003, the Company issued 167,658 shares of common stock to settle certain loans payable. (See Notes 6(B) and 7)

During the year ended March 31, 2003, the Company issued 800,000 shares of common stock in connection with a debt restructuring related to an anti-dilution provision. (See Note 6(B))

During the year ended March 31, 2003, the Company converted accounts payable and related accrued interest to a note payable totaling $102,023. (See Note 5(B))

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF BUSINESS

         Kyto Biopharma, Inc. was formed as a Florida corporation on March 5, 1999. B. Twelve, Ltd., Kyto Biopharma, Inc.'s wholly-owned Canadian subsidiary (collectively referred to as the "Company"), was also formed on March 5, 1999. On August 14, 2002, the parent Company changed its name from B. Twelve, Inc. to Kyto Biopharma, Inc.

         The Company is a biopharmaceutical company, formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other proliferative and autoimmune diseases.

         Activities during the development stage include acquisition of financing and intellectual properties and research and development activities conducted by others under contracts.

         (B) PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and it's subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

         (C) USE OF ESTIMATES

         In preparing consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

         Significant estimates during 2004 and 2003 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

         (D) CASH AND CASH EQUIVALENTS

         For the purpose of the consolidated cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (E) BASIS OF PRESENTATION AND FOREIGN CURRENCY

         The accompanying consolidated financial statements are presented under accounting principles generally accepted in the United States of America and in United States dollars.

         The functional currency of the Company's Canadian subsidiary is the Canadian dollar. The accounts of the Canadian subsidiary are translated to United States dollars using the current rate method. Under the

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         current rate method, all assets and liabilities are translated using exchange rates at the balance sheet date. Revenue and expense items are translated using the average rate of exchange prevailing during the period. Capital transactions are translated at their historical rates. Exchange gains and losses resulting from translation of foreign currencies are recorded in stockholders' deficiency as a cumulative translation adjustment and reflected as a component of other accumulated comprehensive income or loss.

         Gains and losses resulting from foreign currency transactions are recognized in operations of the period incurred.

         (F) CONCENTRATIONS

         The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of March 31, 2004, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2004.

         The Company has obtained and continues to obtain a large amount of its funding from loans and equity funding from a principal stockholder related to a director of the Company.

         (G) EQUIPMENT

         Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of five years.

         (H) LONG-LIVED ASSETS

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized.

         (I) STOCK-BASED COMPENSATION

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock Based Compensation-Transaction and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with SFAS No. 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

         (J) RESEARCH AND DEVELOPMENT COSTS

         Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $25,297, $84,475, and $1,017,314 for the years ended March 31, 2004, 2003, and for the period from March 5, 1999 (inception) to March 31, 2004, respectively.

         (K) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

         (L) COMPREHENSIVE INCOME

         The Company accounts for Comprehensive Income under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income (loss) and other comprehensive income (loss).

         The foreign currency translation gains and losses resulting from the translation of the financial statements of B. Twelve, Ltd. expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income or Loss in the Consolidated Statement of Changes in Stockholders' Deficiency.

         (M) NET LOSS PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is antidilutive for the periods presented. At March 31, 2004, there were common stock warrants to issue 275,000

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         common shares, which could potentially dilute future earnings per share.

         Additionally, there were 173,058 shares of redeemable common stock issued in connection with a written put option (see Note 4(C)) that are not included as a component of stockholders' deficiency and are not included in the computation of basic and diluted earnings per share as these shares are not considered to be outstanding during the periods presented and the effect of the issuance of these shares is anti-dilutive.

         (N) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term financial instruments, including other receivable, accounts payable, and loans payable-related parties, approximate fair value due to the relatively short period to maturity for these instruments.

         (O) NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 149; "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133, Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         sheet upon issuance of the guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for consolidated financial statements of interim periods beginning July 1, 2003 and did not have a material impact on the Company's consolidated financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as amended by FIN46(R), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. As amended by FIN 46(R), this interpretation is effective by the end of the first reporting period ending after December 15, 2003 for small business issuers that have special purpose entities and after December 15, 2004 for all other types of variable interest entities. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

         (P) RECLASSIFICATIONS

         Certain amounts in the March 31, 2003 consolidated financial statements have been reclassified to conform to the March 31, 2004 presentation.

NOTE 2   EQUIPMENT

Equipment consists of the following at March 31:

                                             2004
                                            -------
         Computers and equipment            $ 4,589
         Less: Accumulated depreciation      (3,037)
                                            -------
                                            $ 1,552
                                            =======

Depreciation was $1,244 and $405 for the years ended March 31, 2004 and 2003, respectively, and $3,037 for the period from March 5, 1999 (inception) to March 31, 2004.

During 2002, furniture and fixtures were disposed of. The loss on the disposal for the year ended March 31, 2002 was $567.

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 3   INTANGIBLE ASSETS

On June 2, 1999, the Company purchased a portfolio of patents, patents pending, and related intellectual property (collectively the "Intellectual Property") from a third party in exchange for 2,000,000 shares of the Company's common stock. The shares were valued at $1.00 per share based on contemporaneous cash purchases of convertible preferred stock and common stock warrants resulting in a value of $2,000,000. The Company also capitalized certain legal costs.

The purchased Intellectual Property was being amortized over its estimated useful life of seven years from the acquisition date and through March 31, 2002.

Amortization expense was $285,708 for the year ended March 31, 2002 and $809,511 for the period from March 5, 1999 (inception) to March 31, 2004. There was no amortization expense for the years ended March 31, 2004 and 2003, respectively.

As of March 31, 2002, management performed an impairment analysis of the Intellectual Property. Due to the current status of the Company as a development stage company and the inherent difficulties in projecting future revenues, management decided to take a conservative approach and recognize an impairment loss for the full book value of the asset totaling $1,191,846 in 2002.

NOTE 4   COMMITMENTS AND CONTINGENCIES

         (A) EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with an officer in June 1999, which expired on May 31, 2001. The agreement stipulates a salary based on funding criteria and issuance of 1,200,000 common stock options, which vest based on the Company meeting stipulated milestones. The options are exercisable upon vesting at $0.0001 per share. The options were valued on the grant date using the intrinsic value method pursuant to APB No. 25 and the contemporaneous cash common stock sale price of $1.00 resulting in an approximate $1.00 option value. Due to the uncertainty of meeting milestones, a compensation expense based on the estimated $1.00 value of the options will be recognized upon vesting. Through March 31, 2001, none of the options vested. In May 2001, 587,500 of the options vested, and a compensation expense of $587,441 was recognized. (See Notes 6(B) and 6(C))

         The Company entered into an employment agreement with an officer in June 2000, which expired on May 31, 2001. The agreement stipulates a salary based on funding criteria and issuance of 400,000 common stock options, which vest based on the Company meeting stipulated milestones. The options are exercisable upon vesting at $0.0001 per share. The options were valued on the grant date using the intrinsic value method of APB No. 25 and the contemporaneous cash common stock sale price of $1.00 resulting in an approximate $1.00 option value. Due to the uncertainty of meeting milestones, a compensation expense based on the estimated $1.00 value of the options will be recognized upon vesting. Through March 31, 2001, none of the options vested. In May 2001, 262,500 of the options vested and a compensation expense of $262,474 was recognized. (See Notes 6(B) and 6(C))

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         In June 2001, the above employment agreements were renewed and the remaining 612,500 and 137,500 options under each agreement, respectively, remained outstanding. However, in November 2001, those employment agreements were terminated by the Company and the related option agreements for 612,500 and 137,500 options were also cancelled. One of those agreements was replaced with an oral consulting agreement with one individual to act as President and Chief Executive Officer.

         (B) LEASES

         The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder (See Note 6(B) and 7). Rent expense in 2004, 2003, and for the period from March 5, 1999 (inception) to March 31, 2004 was $20,000, $10,223, and $88,377,
         respectively and is included in general and administrative expense in the accompanying consolidated statements of operations.

         (C) REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION

         In November 2002 and February 2003, the Company issued an aggregate 273,058 shares of its common stock having a fair value of $273,058 to settle certain accounts payable under a debt settlement agreement ("agreement") with three unrelated parties (See Note 6(B)). Of the total stock issued in connection with the agreement, two of these parties received an aggregate 173,058 shares of common stock. In addition, these two creditors received a written put option for the aggregate 173,058 shares of common stock previously issued. Specifically, three years from the date of the initial settlement, the put option holders have a thirty day period in which to notify the Company of their intent to put the options back to the Company at a redemption price of $1.00 per share. The Company will then have 90 days from the notification date to make the required payment. The redemption value of these shares of common stock at March 31, 2004 is $173,058. (See Note 1(M))

         (D) REGULATION

         The business of the Company is subject to various governmental regulations in the United States of America, Canada, and other countries, which must approve any Company products before commencement of commercial sales and which regulate the manufacturing of pharmaceuticals. (See Note 11)

NOTE 5   LOANS AND NOTES PAYABLE, RELATED PARTIES

         (A) LOANS PAYABLE, RELATED PARTIES

         In November 2002, the Company received working capital funds from a principal stockholder totaling $50,000 as part of a $100,000 agreement to provide debt financing.

         During the year ended March 31, 2004, the Company received the remaining $50,000 portion of the debt financing transaction plus an additional $25,000. Total outstanding loans were $125,000 at March 31, 2004 and are included in the loans payable related party balance. The loan is non-interest bearing, unsecured and due on demand (see Notes 7 and 12). Upon the Company's next debt or equity type financing

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         transaction with an unrelated party, terms of this debt financing will be reestablished in accordance with the terms of the next financing transaction with an unrelated party.

         At March 31, 2004, the Company owed $4,258 to a related party of a principal stockholder. The loan was non-interest bearing, unsecured and due on demand and included in the loans payable, relayed party balance. (See Note 7)

         (B) NOTE PAYABLE, RELATED PARTY

         During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, related party for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation would bear interest at prime plus 1%. Interest is accrued and payable quarterly. At March 31, 2004, accrued interest totaled $6,692. The related accrued interest is classified as short term. In connection with the promissory note, all principal and accrued interest is payable in full upon the earliest of the following:

         (i) The date on which the Company raises at least $1,000,000 in funding within a twelve-month period;
         (ii) The date on which an agreement between the Company, vendor and other unrelated party terminates; or
         (iii)    Three years from the date of the promissory note.

         Since none of these conditions have been met as of March 31, 2004, the promissory note is classified as long term.

NOTE 6   STOCKHOLDERS' DEFICIENCY

         (A) PREFERRED STOCK

         In June 1999, an investor purchased 250,000 units at $1.00 per unit or $250,000 consisting of 250,000 shares of convertible preferred stock and receives warrants to purchase up to 750,000 common shares as follows: 250,000 common stock warrants exercisable at $1.00 per share issued with the preferred stock and another potential 500,000 as discussed below. The preferred stock was convertible to common stock on a one-for-one basis upon the earlier of:

                  (i)  An initial public offering by the Company, as defined,
                  (ii) The completion of a reverse take-over transaction,
                  (ii) A minimum $3,000,000 private equity financing based on a
                       $10,000,000 valuation or,
                  (iv) The merger of the Company with another corporation or the sale of substantively all the assets of the Corporation.

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         There was no beneficial conversion feature upon the sale as the value of the common shares into which the preferred shares are convertible are also $1.00 based on contemporaneous transactions.

         Upon exercise of the first 250,000 warrants the investor received another warrant for 250,000 common shares at $1.00 exercise price per share. Upon conversion of the preferred stock, each share of common stock issued shall be coupled with an additional common stock purchase warrant at an exercise price of $1.00 per share with a three-month term. In December 1999 and May 2000, 100,000 and 150,000, respectively, of the first warrant were exercised and therefore in May 2000 the additional 250,000 warrant was granted with an exercise price of $1.00 expiring June 2003. In June 2001, pursuant to a letter of intent, which was ratified by the shareholders, the preferred shares were converted and the additional 250,000 warrants were granted at an exercise price of $1.00 with an amended term not to exceed five years. There was no beneficial conversion feature to the warrants as the value of the common stock was still considered to be $1.00 based on contemporaneous transactions at that time. There was no effect of the warrant issuances on operations as all warrants are considered t be purchased as part of the preferred stock unit. The second and third warrants totaling 500,000 common shares remained outstanding at March 31, 2003. In June 2003, 250,000 of those expired leaving 250,000 outstanding at March 31, 2004.

         (B) COMMON STOCK AND OPTIONS

         In March 1999, the Company issued 300,000 common shares to an officer for services, which were valued at a planned contemporaneous cash offering price for one-for-one convertible preferred stock and common stock warrants issued with an exercise price of $1.00 per share. A compensation expense of $300,000 was recorded in 1999.

         In March 1999, the Company issued 255,000 common shares and 345,000 common stock warrants exercisable at $0.0001 per share as a fee for assistance in the acquisition of intangible assets. The common shares were valued based on a contemporaneous cash-offering price of $1.00 per share. The warrants were valued pursuant to SFAS 123, at $1.00 per warrant. The aggregate consulting expense charged to operations in 1999 for the shares and warrants was $600,000.

         In June 1999, the Company issued 2,000,000 common shares for a portfolio of patents, patents pending, and related intellectual property. The portfolio was valued at $2,000,000 based on a $1.00 per share contemporaneous cash offering price for one-for-one convertible preferred stock and common stock warrants issued with an exercise price of $1.00.

         In December 1999, 100,000 common stock warrants were exercised for $100,000.

         In May 2000, directors were granted an aggregate 58,100 common shares for services rendered. The shares were valued at the contemporaneous cash offering price of $1.00 per share resulting in a compensation expense of $58,100 on the grant date.

         In May 2000, 150,000 common stock warrants were exercised for $150,000.

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         In October 2000, 345,000 common stock warrants were exercised at $0.0001 per share or a total of $35.

         In October 2000, 100,000 common shares were issued to an officer as compensation for services rendered. A compensation expense of $100,000 was recognized on the grant date based on the contemporaneous cash offering price of $1.00 per common share.

         In December 2000, 50,000 common shares were sold to an unrelated party for $50,000 and another 50,000 common shares were sold to a stockholder for $50,000.

         During January 2001, the Company issued 400,000 fully vested shares to a third party research and development subcontractor (the "Vendor") to be used as credit against $1,200,000 in future invoiced license and royalty fees. Based on the contract, the shares had a fair value of $3.00 per share and stated anti-dilution provisions provided to the Vendor, the Company valued the 400,000 shares at $1,200,000, which reflected the best available evidence as to the valuation of these shares (See note 7). The value, considered a prepaid expense, was recorded as deferred consulting fees deducted from stockholders' deficiency, to be amortized against future invoices. During 2003, in accordance with the anti-dilution provision, the Company issued an additional 800,000 shares for common stock having a fair value of $1.00 per share based on recent transactions upon which certain accounts payable and loans payable with related and unrelated parties were settled. For financial accounting purposes, the additional shares are valued at $800,000 based on contemporaneous transactions at $1.00 per share and were recorded as an addition to the $1,200,000 deferred consulting fees for a total of $2,000,000. However, the vendor only receives credit of $1,200,000 towards its invoices. In addition, the vendor's common stock holdings may not exceed 20%. Should the vendor's stock be reduced to comply with the 20% provision the Company's credit will be reduced pro-rata. As of March 31, 2004, no services had yet been performed under the terms of the agreement. As a result of the 800,000 shares issued, this third party subcontractor became a principal stockholder of approximately 19.9% and thus, a related party.

         In May 2001, two officers vested in 850,000 common stock options previously granted pursuant to their employment agreements upon the achievement of certain milestones. A compensation expense of $849,915 was recognized under APB 25 based on the intrinsic value of the options at the grant date. In November 2001 and March 2002, the 262,500 and 587,500 options, respectively, were exercised. Accordingly, 850,000 common shares were issued at $0.0001 per share for an aggregate $85. (See Notes 4(A) and 6(C))

         In May 2001, a principal stockholder was granted 125,000 common stock options and a consulting expense of $254,345 was recognized pursuant to SFAS 123 based on the $3.00 fair market value of the common shares. The shareholder immediately exercised 125,000 options for 125,000 common shares at an exercise price of $125,000. (See Note 7)

         In May 2001, the 250,000 preferred shares were converted into 250,000 common shares. Pursuant to the warrant agreement attached to the preferred shares, an additional 250,000 warrants were issued upon conversion with an exercise term of five years at an exercise price of $1.00 per share.

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         In December 2001, 3,000 common shares were issued to an employee at $0.0001 per share for services rendered. A compensation expense was recognized at the actual cost of $1.00 per share or $3,000 based on a contemporaneous cash offering price.

         In December 2001, 3,000 common shares were issued to two directors each at $0.0001 per share for services rendered. A director's fee was recognized at the actual cost of $1.00 per share or $6,000 based on a contemporaneous cash offering price.

         In March 2002, 25,000 common shares were issued to a related party for $0.0001 per share as a loan fee relating to a convertible debenture issued subsequently to March 31, 2002 (see Note 9). A deferred loan fee was recorded at $24,997 based on the contemporaneous cash offering price less the cash paid of $3.00 (see Note 10). During 2003, the convertible debt associated with this loan fee was converted into 102,658 shares of common stock and the entire fee of $24,997 was charged to operations for 2003.

         In November 2002, the Company issued 225,000 shares of common stock at $0.001 par value for $23.00 to certain employees, members of management, and the board of directors (see Note 7). The shares issued had a fair value of $1.00 per share based on recent contemporaneous transactions. Accordingly, an additional $224,977 was charged to operations and reflected as compensation.

         In November and December 2002, the Company issued 167,658 shares of common stock having a fair value of $1.00 per share based on the recent stock issuances for cash to settle outstanding loans payable with a related party totaling $167,658. Of the total shares issued, 102,658 shares valued at $102,658 were issued in connection with a convertible debenture (see Note 9). Accordingly, no gain or loss was recognized in these transactions. (See Note 7)

         In November 2002 and February 2003, the Company issued an aggregate 273,058 shares of common stock to settle certain accounts payable totaling $256,762 with unrelated entities (See Note 4(C)). The shares issued has a fair value of $1.00 per share representing the mutually agreed upon value of the Company's stock. As a result, the Company recognized a loss on settlement totaling $16,296.

         In December 2002, the Company issued 40,000 shares of its common stock to a principal stockholder (See Notes 4(B) and 7) having a fair value of $40,000 based on recent contemporaneous transactions. In exchange for the stock issued, the Company received various corporate services including rental of the office facility, general accounting services and overhead. The 40,000 shares were issued for calendar year 2003. Accordingly, $10,000 was charged to operations and included in general and administrative expenses and the remaining $30,000 was deferred and included as a separate component of stockholders' deficiency to be amortized over the remaining service period.

         (C) STOCK OPTIONS AND WARRANTS

         The Company issues stock options and warrants to employees, service providers, and investors in the course of business.

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations. During 2003, the Company did not grant common stock options to officers. Due to the uncertain vesting period of certain grants due to vesting contingencies, compensation expense is recognized only upon vesting. Accordingly, compensation cost of $849,915 was recognized for 850,000 options vested in May 2001. The remaining 750,000 potential options under the employment agreements were terminated by the Board of Directors when the employment agreements were terminated in November 2001.
         (See Notes 4(A) and 6(B))

         Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement No. 123, the Company's net loss for the years ended March 31, 2004 and 2003 and the period from March 5, 1999 (inception) to March 31, 2004 would not have changed.

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income (loss) for future years due to, among other things, the effects of vesting.

         For stock options and warrants issued to non-employees, the Company applies SFAS 123. Accordingly, consulting expense of $3,783 and $254,345 was recognized in 2003 and 2002, respectively, upon granting of 25,000 and 125,000 common stock options, respectively. $345,000 was charged to operations in 1999 as reflected in the accompanying consolidated statements of operations from March 5, 1999 (inception) to March 31, 2004. See tabular summary below for assumptions.

         For consolidated financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock granted was estimated on the grant date using the Black-Scholes Option-Pricing Model in accordance with SFAS 123. The following weighted-average assumptions were used for the year ended March 31:

                                      2004          2003          2002         2001         2000         1999
                                     ------        ------       -------      -------     --------      -------
         Expected Dividend Yield     $   --        $ 0.00%      $  0.00%     $    --     $     --      $  0.00%
         Risk Free Interest Rate         --         4.145%         3.57%          --           --         4.53%
         Expected Volatility             --          0.00%         0.00%          --           --         0.00%
         Expected Term                   --        4 Years        1 Year          --           --       2 Years
         Consulting Expense          $   --        $ 3,783      $254,345     $    --     $     --      $345,000

         A summary of the options outstanding, which were granted for cash or services are presented below:

                                                   Number of
                                                  Options and       Weighted Average
                                                   Warrants          Exercise Price
                                                  ------------      ----------------
         Stock Options
         Balance at March 31, 2002                   500,000             $1.00
         Granted                                      25,000              1.00
         Exercised                                        --                --
         Forfeited                                        --                --
         Terminated                                       --                --
                                                   ---------             -----
         Balance at March 31, 2003                   525,000             $1.00
         Granted                                          --                --
         Exercised                                        --                --
         Forfeited                                  (250,000)             1.00
         Terminated                                       --                --
                                                   ---------             -----
         Options exercisable at March 31, 2004       275,000             $1.00
                                                   =========             =====
         Weighted average fair value of
         options granted from services
         during 2004                               $      --             $  --
                                                   =========             =====

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         The following table summarizes information about options and warrants outstanding at March 31, 2004:

                             Options and Warrants Outstanding                         Options and Warrants Exercisable
         -------------------------------------------------------------------------    ----------------------------------

                                    Weighted
                                                       Average         Weighted                              Weighted
               Range of            Number             Remaining         Average            Number             Average
               Exercise        Outstanding at        Contractual       Exercise        Exercisable at        Exercise
                 Price         March 31, 2004           Life             Price         March 31, 2004          Price
               --------        --------------        -----------       --------        --------------        ---------
                $1.00             250,000             2.08 Years         1.00              250,000              0.91
                $1.00              25,000             3.08 Years         1.00               25,000              0.09
                                  -------                               -----              -------             -----
                                  275,000                               $1.00              275,000             $1.00
                                  =======                               =====              =======             =====

         (D) PAR VALUE

         In August 2001, the par value of common stock was changed to $0.0001 from $1.00. The change is reflected retroactively for all periods presented in the accompanying consolidated financial statements.

NOTE 7   RELATED PARTIES

The Company leases its facility from a principal stockholder (see Notes 4(B) and 6(B)).

During the year ended March 31, 2004, the Company received working capital funds from a principal stockholder totaling $75,463. The receipt of these funds represents a 100% concentration of debt financing for the Company during 2004. (See Notes 5 (A) and 12)

At March 31, 2004, the Company owed $129,258 to a related party of a principal stockholder. (See Note 5(A)).

At March 31, 2003, the Company issued 167,758 shares of common stock to settle certain accounts payable (See Note 6(B)).

In November 2002, the Company issued 225,000 shares of common stock to certain employees, members of management, and directors. (See Note 6(B).

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

On May 1, 2002, the Company issued a $100,000, 5% Senior Secured Convertible Debenture-Series A to a principal stockholder (see notes 6(B) and 9).

In May 2001, a principal stockholder was granted 125,000 common stock options (See Note 6(B)).

In October 2000, 400,000 stock options were reserved in trust for future issuance in accordance with an anti-dilution provision in an amended stockholder agreement (See Note 6(B)). During May 2001, 125,000 of these options were granted to a principal stockholder and then exercised at a price of $1.00 per share. The Company recognized a consulting expense of $254,345 in 2002 based on the $3.00 current fair market value of the warrants computed pursuant to the fair market value method of SFAS 123. (See Note 6(B))

Loans payable to related parties are non-interest bearing, unsecured, and due on demand.

NOTE 8   SETTLEMENT OF ACCOUNTS PAYABLE

During the year ended March 31, 2003, the Company had outstanding accounts payable with a vendor totaling $59,654. The vendor formally released the Company of any further obligations under the terms of the agreement. Accordingly, the Company recognized the entire $59,654 as a gain on settlement and this amount is reflected in the year ended March 31, 2003 consolidated statement of operations as other income.

NOTE 9   CONVERTIBLE DEBENTURE

On May 1, 2002, the Company issued a $100,000, 5% Senior Secured Convertible Debenture-Series A (the "Debenture") to a principal stockholder (the "Investor") and received the first $50,000 of funding under the debenture (see Note 7). Unless converted, redeemed or retracted before maturity, interest payments are due May 1, 2003 and April 30, 2004. The Debenture must be paid in full on the earlier of April 30, 2004 or the closing date of the next round of financing for a minimum of $1,000,000. The Debenture is collateralized under a Security Agreement by all of the Company's assets, including its patent applications. At any time, at the option of the holder, the outstanding principal amount of the debenture is convertible into common shares of the Company at a conversion price of $1.00 per share and accrued interest shall be payable in cash at that time. The Debenture contains various covenants, some of which restrict the ability of the Company to issue further debt or equity securities. The Debenture contains anti-dilution provisions requiring the Company to issue additional shares to the Investor, based upon a stipulated formula, if the Company sells any additional shares at less than $3.00 per share. (See Note 6(B)).

Upon the issuance of the convertible debenture, and in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio," there was no beneficial conversion as the market price of the Company's common stock, which was $1.00 on the commitment date, was equivalent to the exercise price of $1.00.

In November 2002, the $100,000 debenture plus accrued interest was converted into 102,568 shares of common stock having a fair value of $102,568. The principal of $100,000 and accrued interest of $2,568 was valued at $1.00 per share based upon recent transaction for the settlement of certain accounts

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

payable and loans payable with the same related party (principal stockholder) and unrelated parties (See Note 6(B)).

NOTE 10  INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense for the years ended March 31, 2004 and 2003, due to the Company's net losses.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2004 and 2003, (computed by applying the United States Federal Corporate tax rate of 34% to consolidated loss before taxes), as follows:

                                                               Years Ended March 31,
                                                                2004           2003
                                                              --------      ---------
         Computed "expected" tax benefit                      $(11,848)     $(108,508)
         Foreign income tax rate differences                     5,198       (116,896)
         Change in deferred tax asset valuation allowance        6,650        225,404
                                                              --------      ---------
                                                              $     --      $      --
                                                              ========      =========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2004 are as follows:

         Deferred tax assets:
         United States net operating loss carryforward     $ 1,011,755
         Canadian net operating loss carryforward            1,115,622
                                                           -----------
         Total gross deferred tax assets                     2,127,377
         Less valuation allowance                           (2,127,377)
                                                           -----------
         Net deferred tax assets                           $        --
                                                           ===========

The valuation allowance at March 31, 2003 was $2,120,727. The net change in valuation allowance during the year ended March 31, 2004 was an increase of approximately $6,650. The Company's subsidiary has net operating losses of approximately $2,688,000 at March 31, 2004 available to offset the subsidiaries' net income through 2009 under Canadian Federal and Provincial tax laws and the parent United States entity has a net operating loss carryforward of approximately $2,976,000 available to offset the parent's net income through 2024.

For the purpose of these estimates, certain stock based expenses aggregating approximately $1,008,000 since inception were considered non-deductible. Actual amounts ultimately deductible may differ from these estimates.

The utilization of the net operating loss carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

                      KYTO BIOPHARAMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 11  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has no revenues, a net loss of $34,846 and net cash provided in operations of $38,856 in 2004 and a working capital deficiency of $288,123, a stockholders' deficiency of $559,629 and a deficit accumulated during the development stage of $5,830,557 at March 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues (see Note 4(D)). The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and it's continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon debt and equity funding. The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Federal Drug and Administration clearance, that the Company will achieve a profitable level of operations.

NOTE 12  SUBSEQUENT EVENT

In May 2004, the Company received $35,000 in debt financing from a principal stockholder.