Form 10QSB
period 2004-06-30
KYTO BIOPHARMA INC
filed 2004-08-13
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _____________

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

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,532,816 Common Shares - $0.0001 Par Value - as of June 30, 2004.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

FORM 10-QSB

INDEX

PART I.  FINANCIAL INFORMATION                                      PAGE NUMBER

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet as of June 30, 2004                      3

         Consolidated Statements of Operations for the three months
         ended June 30, 2004 and 2003                                        4

         Consolidated Statements of Cash Flows for the three months
         ended June 30, 2004 and 2003                                        5

         Notes to Unaudited Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

Item 3.  Controls and Procedures                                             8


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                   9

Item 2.  Changes in Securities                                               9

Item 3.  Defaults Upon Senior Securities                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                 9

Item 5.  Other Information                                                   9

Item 6.  Exhibits and Reports on Form 8-K                                    9


SIGNATURES                                                                  11

PART I-  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004

ASSETS

CURRENT ASSETS
    Cash                                                 $     3,391
    Other receivables                                          5,831
                                                         -----------
TOTAL CURRENT ASSETS                                           9,222
                                                         -----------

EQUIPMENT, NET                                                 1,278
                                                         -----------

TOTAL ASSETS                                             $    10,500
                                                         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable                                     $   139,091
    Accounts payable - related party                           7,575
    Accrued liabilities                                       20,000
    Accrued interest payable, related party                    8,025
    Loans payable - related parties                          164,186
                                                         -----------
TOTAL CURRENT LIABILITIES                                    338,877
                                                         -----------

LONG TERM LIABILITIES
    Note Payable, related party                              100,000
                                                         -----------

TOTAL LIABILITIES                                            438,877
                                                         -----------

REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION
    173,058 shares issued and outstanding,
       (Redemption value, $173,058)                          173,058
                                                         -----------

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, none issued and outstanding                     --
    Common stock, $0.0001 par value, 25,000,000 shares
      authorized, 6,359,758 issued and outstanding               636
    Additional paid-in capital                             7,400,281
    Deficit accumulated during development stage          (5,889,477)
    Accumulated other comprehensive loss                    (112,875)
                                                         -----------
                                                           1,398,565
    Less: Deferred consulting fee                         (2,000,000)
                                                         -----------
TOTAL STOCKHOLDERS' DEFICIENCY                              (601,435)
                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $    10,500
                                                         ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               FOR THE PERIOD FROM
                                                                                                  MARCH 5, 1999
                                                             QUARTER ENDED JUNE 30               (INCEPTION) TO
                                                           2004                 2003              JUNE 30, 2004
                                                       -----------           -----------           -----------
OPERATING EXPENSES
    Compensation                                       $        --           $        --           $ 1,588,853
    Depreciation and amortization                              243                   233               812,791
    Consulting                                              11,034                10,737               998,778
    Bad debt                                                    --                    --                12,819
    Director fees                                               --                    --                64,100
    Financing fees                                              --                    --                28,781
    Professional fees                                       12,244                 5,000                69,550
    General and administrative                              12,710                14,983               322,355
    Research and development                                 4,521                10,798             1,021,835
    Impairment loss                                             --                    --             1,191,846
                                                       -----------           -----------           -----------
TOTAL OPERATING EXPENSES                                    40,752                41,751             6,111,708
                                                       -----------           -----------           -----------

LOSS FROM OPERATIONS                                       (40,752)              (41,751)           (6,111,708)
                                                       -----------           -----------           -----------

OTHER INCOME (EXPENSES)
    Interest income                                             31                    --                 4,831
    Interest expense                                        (1,333)               (1,020)              (10,683)
    Gain on settlement                                          --                    --                59,654
    Loss on settlement                                          --                    --               (16,296)
    Loss on disposal of assets                                  --                    --                  (567)
    Foreign currency transaction gain                      (16,866)               88,866               185,292
                                                       -----------           -----------           -----------
TOTAL OTHER INCOME, NET                                    (18,168)               87,846               222,231
                                                       -----------           -----------           -----------

NET LOSS                                               $   (58,920)          $    46,095           $(5,889,477)
                                                       ===========           ===========           ===========

COMPREHENSIVE LOSS
    Foreign currency translation loss                       17,115               (88,898)             (140,128)
                                                       -----------           -----------           -----------

TOTAL COMPREHENSIVE LOSS                               $   (41,805)          $   (42,803)          $(6,029,605)
                                                       ===========           ===========           ===========

Net Loss Per Share - Basic and Diluted                 $     (0.01)          $      0.01           $     (1.42)
                                                       ===========           ===========           ===========

Weighted average number of shares outstanding
    during the year - basic and diluted                  6,359,758             6,359,758             4,244,828
                                                       ===========           ===========           ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                         FOR THE PERIOD FROM
                                                                                                            MARCH 5, 1999
                                                                          QUARTER ENDED JUNE 30,           (INCEPTION) TO
                                                                         2004               2003            JUNE 30, 2004
                                                                       --------           --------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                           $(58,920)          $ 46,094           $(5,889,477)
    Adjustment to reconcile net income (loss)
      to net cash used in operating activities:
      Depreciation and amortization                                         274                233               812,822
      Stock based compensation                                               --                 --             1,477,893
      Stock based consulting expense                                         --                 --               854,345
      Stock based director fees                                              --                 --                64,100
      Recognition of stock based rent and administrative fees                --             10,000                40,000
      Common stock warrants issued as financing fee                          --                 --                 3,783
      Loss on disposal of equipment                                          --                 --                   567
      Impairment loss                                                        --                 --             1,191,846
      Gain on settlement of accounts payable                                 --                 --               (59,654)
      Loss on settlement of accounts payable                                 --                 --                16,296
      Amortization of stock based financing fee                              --                 --                24,997
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Other receivables                                                 (175)             2,804                (5,831)
         Prepaids and other assets                                        1,323                 --                    --
      Increase (decrease) in:
         Accounts payable and accrued liabilities                         5,106              8,072               581,613
         Accounts payable - related party                                 1,333                 --                 9,493
                                                                       --------           --------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (51,059)            67,203              (877,207)
                                                                       --------           --------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                       --                 --                (4,463)
                                                                       --------           --------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                        --                 --                (4,463)
                                                                       --------           --------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of
      offering costs                                                         --                 --               708,222
    Loan proceeds from related parties                                   34,927             50,348               318,635
    Repayment of loan to related parties                                     --                 --               (26,792)
                                                                       --------           --------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                34,927             50,348             1,000,065
                                                                       --------           --------           -----------

Effect of Exchange Rate on Cash                                          17,115            (88,897)             (115,004)

Net Increase (Decrease) in Cash and Cash Equivalents                        983             28,654                 3,391

Cash and Cash Equivalents at Beginning of Period                          2,408              5,430                    --
                                                                       --------           --------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  3,391           $ 34,084           $     3,391
                                                                       ========           ========           ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
    Interest                                                           $     --           $     --           $        --
                                                                       ========           ========           ===========
    Taxes                                                              $     --           $     --           $        --
                                                                       ========           ========           ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 1   BASIS OF PRESENTATION

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending March 31, 2004 included in the Company's Form 10-KSB.


NOTE 2   LOANS PAYABLE, RELATED PARTIES

During the three months ended June 30, 2004, the Company received $35,000 debt financing with a principal stockholder. In November 2002, the Company received working capital funds from a principal stockholder totaling $50,000 as part of a $100,000 agreement to provide debt financing. During the year ended March 31, 2004, the Company received the remaining $50,000 portion of the debt financing transaction plus an additional $25,000. All activity with this principal stockholder represents a 100% concentration of all debt financing for the three months ended June 30, 2004 (See Notes 4 and 5). All loans are non-interest bearing, unsecured and due on demand. At June 30, 2004, total loans payable to related parties was $164,186.


NOTE 3   STOCKHOLDERS' DEFICIENCY

(A) REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION

         In November 2002 and February 2003, the Company issued an aggregate 273,058 shares of its common stock having a fair value of $273,058 to settle certain accounts payable under a debt settlement agreement ("agreement") with three unrelated parties. Of the total stock issued in connection with the agreement, two of these parties received an aggregate 173,058 shares of common stock. In addition, these two creditors received a written put option for the aggregate 173,058 shares of common stock previously issued. Specifically, three years from the date of the initial settlement, the put option holders have a thirty day period in which to notify the Company of their intent to put the options back to the Company at a redemption price of $1.00 per share. The Company will then have 90 days from the notification date to make the required payment. The redemption value of these shares of common stock at March 31, 2003 is $173,058. In accordance with the provisions of EITF No.00-19, since the contract requires a net cash settlement (transfer of assets to settle obligation), the put options are classified preceding stockholders' deficiency as a liability. The provisions of SFAS No. 150 were not effective for these transactions since the effective date for SFAS No. 150 was May 31, 2003, with no retroactive accounting treatment allowed.

(B) EXPIRED COMMON STOCK OPTION

         On June 1, 2003, 250,000 stock options having an exercise price of $1.00 per share expired without being exercised.

NOTE 4   RELATED PARTIES

During the three months ended June 30, 2004, the Company received $35,000 debt financing transaction with a principal stockholder. In November 2002, the Company received working capital funds from a principal stockholder totaling $50,000 as part of a $100,000 agreement to provide debt financing. During the year ended March 31, 2004, the Company received the remaining $50,000 portion of the debt financing transaction plus an additional $25,000. (See Notes 2 and 5).

NOTE 5 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $329,655, deficit accumulated during development stage of $5,889,477 and a stockholders' deficiency of $601,435 at June 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the three months ended June 30, 2004, the Company received $35,000 in related party debt financing (See notes 2 and 4). The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon debt and equity funding. The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Federal Drug and Administration clearance, that the Company will achieve a profitable level of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and related notes which are included in this quarterly report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to the Company's Form 10-KSB filed with the U.S. Securities Exchange Commission for the year ending March 31, 2004.

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

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital deficiency of $$329,655, deficit accumulated during development stage of $5,889,477 and a stockholders' deficiency of $601,435 at June 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has, as of the end of June 30, 2004, $438,877 in total liabilities. We reduced our research activities and the Company estimates that it will require approximately $200,000 to meet its operating costs for this fiscal year, excluding research and development costs. The Company is seeking up to five million dollars ($5,000,000) in research and development funds.

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

The Company's plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital. Management expects the Company to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in the upcoming year. Our sources of working capital have been equity financings and interest earned on investments.

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

(b) Changes in Internal Controls: In the Quarter ended June 30, 2004, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

   3(i)(b)    Articles of Amendment changing name to Kyto Biopharma, Inc.*

   3(ii)      Bylaws of Kyto Biopharma, Inc.*

   31.1       Section 302 Certification**

   32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

----------
* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission
** Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Kyto Biopharma, Inc.
                                        (Registrant)


Date      August 13, 2004               /s/ Jean-Luc Berger, Director
          ---------------               -------------------------------------
                                        (Signature)
                                        Jean-Luc Berger
                                        President and Chief Executive Officer