Form 10QSB
period 2004-09-30
KYTO BIOPHARMA INC
filed 2004-11-15
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to ____________

                             Commission file number

                              KYTO BIOPHARMA, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

          FLORIDA                                           65-1086538
          -------                                           ----------
(State or other jurisdiction of                           (IRS Employer
Incorporation or organization)                            Identification No.)

               41A Avenue Road, Toronto, Ontario, M5R 2G3, Canada
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 955-0349
                                 --------------
                           (Issuer's telephone number)


          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,532,816 Common Shares - $0.0001 Par Value - as of September 30, 2004.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]   No [x]



KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

FORM 10-QSB


INDEX

PART I.           FINANCIAL INFORMATION                                                    PAGE NUMBER
Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheet as of September 30, 2004                             3

                  Consolidated Statements of Operations for the six months
                  ended September 30, 2004 and 2003                                               4

                  Consolidated Statements of Cash Flows for the six months
                  ended September 30, 2004 and 2003                                               5

                  Notes to Unaudited Consolidated Financial Statements                            6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             7

Item 3.           Controls and Procedures                                                         9

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                              10

Item 2.           Changes in Securities                                                          10

Item 3.           Defaults Upon Senior Securities                                                10

Item 4.           Submission of Matters to a Vote of Security Holders                            10

Item 5.           Other Information                                                              10

Item 6.           Exhibits and Reports on Form 8-K                                               10

SIGNATURES                                                                                       12

CERTIFICATIONS

                         PART I- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004


ASSETS
------

Current Assets
    Cash                                                            $     2,396
    Other receivables                                                     6,997
                                                                    -----------
Total Current Assets                                                      9,393
                                                                    -----------

Equipment, net                                                            1,089
                                                                    -----------

Total Assets                                                        $    10,482
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current Liabilities
    Accounts payable                                                $   135,037
    Accounts payable - related party                                     23,805
    Accrued liabilities - related party                                  30,000
    Accrued interest payable, related party                               9,578
    Loans payable - related parties                                     164,425
                                                                    -----------
Total Current Liabilities                                               362,845
                                                                    -----------

Long Term Liabilities
    Note Payable, related party                                         100,000
                                                                    -----------

Total Liabilities                                                       462,845
                                                                    -----------

Redeemable Common Stock Pursuant to Put Option
    173,058 shares issued and outstanding,
        (Redemption value, $173,058)                                    173,058
                                                                    -----------

Stockholders' Deficiency
    Preferred stock, $1.00 par value, 1,000,000 shares
       authorized, none issued and outstanding                               --
    Common stock, $0.0001 par value, 25,000,000 shares
       authorized, 6,359,758 issued and outstanding                         636
    Additional paid-in capital                                        7,400,281
    Deficit accumulated during development stage                     (5,855,868)
    Accumulated other comprehensive loss                               (170,470)
                                                                    -----------
                                                                      1,374,579
    Less: Deferred consulting fee                                    (2,000,000)
                                                                    -----------
Total Stockholders' Deficiency                                         (625,421)
                                                                    -----------

Total Liabilities and Stockholders' Deficiency                      $    10,482
                                                                    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                For the period from
                                                                                                                   March 5, 1999
                                               Three Months Ended September 30,  Six Months Ended September 30     (Inception) to
                                                    2004           2003                 2004         2003         September 30, 2004
                                                -----------    -----------          -----------    -----------      -----------
Operating Expenses
     Compensation                               $        --    $        --          $        --    $        --      $ 1,588,853
     Depreciation and amortization                      252            239                  495            482          813,043
     Consulting                                      11,466         10,869               22,500         21,595        1,010,244
     Bad Debt                                            --             --                   --             --           12,819
     Director fees                                       --             --                   --             --           64,100
     Financing fees                                      --             --                   --             --           28,781
     Professional fees                                1,286          7,539               13,530         12,539           70,837
     General and administrative                      15,804         11,818               28,514         26,817          338,159
     Research and development                         2,001          4,367                6,522         15,164        1,023,836
     Impairment loss                                     --             --                   --             --        1,191,846
                                                -----------    -----------          -----------    -----------      -----------
Total Operating Expenses                             30,809         34,832               71,561         76,597        6,142,518
                                                -----------    -----------          -----------    -----------      -----------

Loss from Operations                                (30,809)       (34,832)             (71,561)       (76,597)      (6,142,518)
                                                -----------    -----------          -----------    -----------      -----------

Other Income (Expenses)
     Interest income                                     --             57                   31             57            4,832
     Interest expense                                (1,554)        (1,030)              (2,887)        (2,051)         (12,236)
     Gain on debt forgiveness                         9,124             --                9,124             --           68,778
     Loss on settlement of accounts payable              --             --                   --             --          (16,296)
     Loss on disposal of equipment                       --             --                   --             --             (567)
     Foreign currency transaction gain (loss)        56,847         (3,462)              39,982         85,938          242,139
                                                -----------    -----------          -----------    -----------      -----------
Total Other Income (Expense), net                    64,417         (4,435)              46,250         83,944          286,650
                                                -----------    -----------          -----------    -----------      -----------

Net Income (Loss)                               $    33,608    $   (39,267)         $   (25,311)   $     7,347      $(5,855,868)
                                                ===========    ===========          ===========    ===========      ===========

Comprehensive Income (Loss)
     Foreign currency translation gain (loss)       (57,596)        15,809              (40,481)       (85,737)        (170,470)
                                                -----------    -----------          -----------    -----------      -----------

Total Comprehensive Loss                        $   (23,988)   $   (23,458)         $   (65,792)   $   (78,390)     $(6,026,338)
                                                ===========    ===========          ===========    ===========      ===========

Net Loss Per Share - Basic and Diluted          $      0.01    $     (0.01)         $     (0.00)   $      0.00      $     (1.32)
                                                ===========    ===========          ===========    ===========      ===========

Weighted average number of shares outstanding
     during the year - basic and diluted          6,359,758      6,359,758            6,359,758      6,359,758        4,434,923
                                                ===========    ===========          ===========    ===========      ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                            For the period from
                                                                                                                March 5, 1999
                                                                         Six Months Ended September 30,        (Inception) to
                                                                           2004                   2003        September 30, 2004
                                                                        -----------           -----------     ------------------
Cash Flows from Operating Activities:
     Net Income (loss)                                                  $   (25,311)          $     7,347       $(5,855,868)
     Adjustment to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                           463                   482           813,011
        Stock based compensation                                                 --                    --         1,477,893
        Stock based consulting expense                                           --                    --           854,345
        Stock based director fees                                                --                    --            64,100
        Stock based rent and administrative fees                                 --                20,000            40,000
        Common stock warrants issued as financing fee                            --                    --             3,783
        Loss on disposal of equipment                                            --                    --               567
        Impairment loss                                                          --                    --         1,191,846
        Gain on settlement of accounts payable                               (9,124)                   --           (68,778)
        Loss on settlement of accounts payable                                   --                    --            16,296
        Amortization of stock based financing fee                                --                    --            24,997
     Changes in operating assets and liabilities:
        (Increase) decrease in:
            Other receivables                                                (1,341)                4,264            (6,997)
            Prepaids and other assets                                         1,323                    --                --
        Increase (decrease) in:
            Accounts payable and accrued expenses                             6,956                16,239           583,463
            Accounts payable-Related Parties                                 32,503                    --            40,663
                                                                        -----------           -----------       -----------
Net Cash Provided By (Used in) Operating Activities                           5,469                48,332          (820,679)
                                                                        -----------           -----------       -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                                          --                    --            (4,463)
                                                                        -----------           -----------       -----------
Net Cash Used in Investing Activities                                            --                    --            (4,463)
                                                                        -----------           -----------       -----------

Cash Flows from Financing Activities:
     Proceeds from common stock issuance, net of
        offering cost                                                            --                    --           708,222
     Loan proceeds from related parties, net                                 35,000                50,341           318,708
     Repayment of loan to related parties                                        --                    --           (26,792)
                                                                        -----------           -----------       -----------
Net Cash Provided by Financing Activities                                    35,000                50,341         1,000,138
                                                                        -----------           -----------       -----------

Effect of Exchange Rate on Cash                                             (40,481)              (85,737)         (172,600)

Net Increase in Cash and Cash Equivalents                                       (12)               12,936             2,396

Cash and Cash Equivalents at Beginning of Period                              2,408                 5,430                --
                                                                        -----------           -----------       -----------

Cash and Cash Equivalents at End of Period                              $     2,396           $    18,366       $     2,396
                                                                        ===========           ===========       ===========


See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004


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

NOTE 2   ACCOUNTS PAYABLE AND LOANS PAYABLE, RELATED PARTIES
------------------------------------------------------------

The Company leases office space and administrative services from a principal stockholder related party. Expenses for the three and six months ended were $10,000 and $20,000 and accrued liabilities at September 30, 2004 were $30,000.

Accounts payable-related party of $23,805 is payables to an officer and a director for expense reimbursement due.

In November 2002, the Company received working capital funds from a principal stockholder totaling $50,000 as part of a $100,000 agreement to provide debt financing. During the year ended March 31, 2004, the Company received the remaining $50,000 portion of the debt financing transaction plus an additional $25,000. All activity with this principal stockholder represents a 100% concentration of all debt financing for the six months ended September 30, 2004. All loans are non-interest bearing, unsecured and due on demand. In the first quarter of fiscal 2004, an additional $35,000 loan was received from the same principal stockholder. The total loans payable to this principal stockholder related party was $160,000 at September 30, 2004. In October 2004, the $160,000 was exchanged for 320,000 common shares (see Note 5).

NOTE 3   STOCKHOLDERS' DEFICIENCY
---------------------------------

(A) REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION

         In November 2002 and February 2003, the Company issued an aggregate 273,058 shares of its common stock having a fair value of $273,058 to settle certain accounts payable under a debt settlement agreement ("agreement") with three unrelated parties. Of the total stock issued in connection with the agreement, two of these parties received an aggregate 173,058 shares of common stock. In addition, these two creditors received a written put option for the aggregate 173,058 shares of common stock previously issued. Specifically, three years from the date of the initial settlement, the put option holders have a thirty-day period in which to notify the Company of their intent to put the options back to the Company at a redemption price of $1.00 per share. The Company will then have 90 days from the notification date to make the required payment. The redemption value of these shares of common stock at September 30, 2004 is $173,058. In accordance with the provisions of EITF No.00-19, since the contract requires a net cash settlement (transfer of assets to settle obligation), the put options are classified preceding stockholders' deficiency as temporary equity. The provisions of SFAS No. 150 were not effective for these transactions since the effective date for SFAS No. 150 was May 31, 2003, with no retroactive accounting treatment allowed.

(B) EXPIRED COMMON STOCK OPTION

         On June 1, 2003, 250,000 stock options having an exercise price of $1.00 per share expired without being exercised.

NOTE 4 GAIN ON DEBT FORGIVENESS
-------------------------------

The Company recorded a gain on debt forgiveness of $9,124 relating to a vendor invoice in the third quarter 2004.

NOTE 5 GOING CONCERN
--------------------

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $353,452, deficit accumulated during development stage of $5,855,868 and a stockholders' deficiency of $625,421 at September 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the three months ended June 30, 2004, the Company received $35,000 in related party debt financing (See notes 2 and 4). In October 2004, the Company closed of a non-brokered private placement of 500,000 shares at a price of $0.50 per share for proceeds of $250,000 and has also converted a debt of $160,000 into 320,000 shares of common stock (See Note 6).The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon debt and equity funding. The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Federal Drug and Administration clearance, that the Company will achieve a profitable level of operations.

NOTE 6 SUBSEQUENT EVENT
-----------------------

In October 2004, the Company entered into a non-brokered private placement of 500,000 shares at a price of $0.50 per share for proceeds of $250,000 with a finance company controlled by a director of the Company.

In October 2004, the Company converted a related party loans payable of $160,000 into 320,000 shares of common stock at $0.50 per share. The debt was due to a finance company controlled by a director of the Company and was included in Loans Payable-related party in the accompanying balance sheet. There was no gain or loss on this transaction as it was a related party transaction.

In November 2004, the Company entered into a services agreement for two years to generate and increase customer interest in the Company's products and technologies and explore merger/acquisition possibilities. The Company issued 4,500,000 shares of common stock. The stock was valued at the quoted trading price of $1.50 on the grant date resulting in a total value of $6,750,000 to be recognized over the service period of November 1, 2004 through October 31, 2006.

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

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital deficiency of $353,452, deficit accumulated during development stage of $5,855,868 and a stockholders' deficiency of $625,421 at September 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has, as of the end of September 30, 2004, $462,845 in total liabilities. We reduced our research activities and the Company estimates that it will require approximately $120,000 to meet its operating costs for this fiscal year, excluding research and development costs. The Company is seeking up to five million dollars ($5,000,000) in research and development funds. In October 2004, the Company closed of a non-brokered private placement of 500,000 shares of common stock at a price of $0.50 per share for proceeds of $250,000 with a related party controlled by a director of the Company. The Company has also converted a debt of $160,000 into 320,000 shares of common stock at the same price. The proceeds from the private placement from that same related party will be used by the Company to develop its portfolio of potential targeted biologic treatments and applied to its working capital.

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

(b) Changes in Internal Controls: In the Quarter ended September 30, 2004, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits on page 11.

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                    DESCRIPTION
        ------                    -----------

         3(i)(a)  Articles of Incorporation of Kyto Biopharma, Inc.*

         3(i)(b)  Articles of Amendment changing name to Kyto Biopharma, Inc.*

         3(ii)    Bylaws of Kyto Biopharma, Inc.*

         31.1     Section 302 Certification**

         32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission

**Filed as Exhibit with this Form 10-QSB, page 12.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Kyto Biopharma, Inc.
                                        (Registrant)


Date:  November 15, 2004                /s/  Jean-Luc Berger, Director
       -----------------                --------------------------------
                                       (Signature)
                                        Jean-Luc Berger
                                        President and Chief Executive Officer