Form 10QSB
period 2004-12-31
KYTO BIOPHARMA INC
filed 2005-02-15
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2004
                                                    -----------------
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _____________ to ____________ Commission file number _______________________________


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

 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,986,149 Common Shares - $0.0001 Par Value - as of December 31, 2004.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]  No [X]

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

FORM 10-QSB


INDEX


PART I.  FINANCIAL INFORMATION                                                  PAGE NUMBER

Item 1.  Financial Statements (Unaudited)

         Unaudited Consolidated Balance Sheet as of December 31, 2004                     3

         Unaudited Consolidated Statements of Operations for the nine months
         ended December 31, 2004 and 2003                                                 4

         Unaudited Consolidated Statements of Cash Flows for the nine months
         ended December 31, 2004 and 2003                                                 5

         Notes to Unaudited Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              8

Item 3.  Controls and Procedures                                                          9


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                               10

Item 2.  Changes in Securities                                                           10

Item 3.  Defaults Upon Senior Securities                                                 10

Item 4.  Submission of Matters to a Vote of Security Holders                             10

Item 5.  Other Information                                                               10

Item 6.  Exhibits and Reports on Form 8-K                                                10


SIGNATURES                                                                               12


CERTIFICATIONS                                                                           13

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004


ASSETS
------


CURRENT ASSETS
    Cash                                                   $      9,504
    Other receivables                                             8,411
                                                           ------------
TOTAL CURRENT ASSETS                                             17,915
                                                           ------------

EQUIPMENT, NET                                                      868
                                                           ------------


TOTAL ASSETS                                               $     18,783
                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
    Accounts payable                                       $     33,563
    Accounts payable - officer                                   13,352
    Accounts payable - related party                              2,225
    Accrued interest payable - related party                     11,153
    Loans payable - related parties                               4,645
                                                           ------------
TOTAL CURRENT LIABILITIES                                        64,938
                                                           ------------

LONG TERM LIABILITIES
    Note Payable, related party                                 100,000
                                                           ------------

TOTAL LIABILITIES                                               164,938
                                                           ------------

REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION
    173,058 shares issued and outstanding,
       (Redemption value, $173,058)                             173,058
                                                           ------------
    Commitments (Note 3)


STOCKHOLDERS' DEFICIT
    Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, none issued and outstanding                        --
    Common stock, $0.0001 par value, 25,000,000 shares
      authorized, 7,268,922 issued and outstanding                1,181
    Additional paid-in capital                               14,759,735
    Deficit accumulated during development stage             (6,571,172)
    Accumulated other comprehensive loss                       (221,444)
                                                           ------------
                                                              7,968,300
    Less: Subscription Receivable                              (100,013)
    Less: Deferred consulting fees                           (8,187,500)
                                                           ------------
TOTAL STOCKHOLDERS' DEFICIT                                    (319,213)
                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $     18,783
                                                           ============


See Accompanying Notes to Unaudited Consolidated Financial Statements

                  KYTO BIOPHARMA, INC. AND SUBSIDIARY
                  (A Development Stage Company)
                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

    Kyto Biopharma, Inc. and Subsidiary
       (A Development Stage Company)
           Consolidated Statements of Operations
               (Unaudited)


                                                                                                     For the period from
                                                    Three Months Ended           Nine Months Ended      March 5, 1999
                                                       December 31,                  December 31        (Inception) to
                                                      2004         2003           2004       2003      December 31, 2004
                                                  ----------  ------------    ----------  ----------   -----------------

Operating Expenses
    Compensation                                   $  562,500   $         -   $   562,500   $         -   $ 2,151,353
    Depreciation and amortization                         270           251           765           968       813,313
    Consulting                                         14,783        11,400        37,283        32,973     1,025,027
    Bad Debt                                               --            --            --            --        12,819
    Director fees                                          --            --            --            --        64,100
    Financing fees                                         --            --            --            --        28,781
    Professional fees                                   1,521         8,594        15,051        21,133        72,358
    General and administrative                         13,281        15,603        41,795        42,274       351,440
    Research and development                           12,207         5,962        18,729        21,127     1,036,043
    Settlement loss                                   159,986            --       159,986            --       159,986
    Impairment loss                                        --            --            --            --     1,191,846
                                                   ----------    ----------    ----------    ----------    ----------
Total Operating Expenses                              764,548        41,810       836,109       118,475     6,907,066
                                                   ----------    ----------    ----------    ----------    ----------

Loss from Operations                                 (764,548)      (41,810)     (836,109)     (118,475)   (6,907,066)
                                                   ----------    ----------    ----------    ----------    ----------

Other Income (Expenses)
    Interest income                                        --            --            31            58         4,832
    Interest expense                                   (1,575)       (1,301)       (4,462)       (3,352)      (13,811)
    Gain on debt forgiveness                               --            --         9,124            --        68,778
    Loss on settlement of accounts payable                 --            --            --            --       (16,296)
    Loss on disposal of equipment                          --            --            --            --          (567)
    Foreign currency transaction gain (loss)           50,819        41,774        90,801       127,752       292,958
                                                   ----------    ----------    ----------    ----------    ----------
Total Other Income (Expense), net                      49,244        40,473        95,494       124,458       335,894
                                                   ----------    ----------    ----------    ----------    ----------

Net Income (Loss)                                  $ (715,304)  $    (1,337)  $  (740,615)  $     5,983   $(6,571,172)
                                                   ==========    ==========    ==========    ==========    ==========

Comprehensive Income (Loss)
    Foreign currency translation gain (loss)          (50,974)      (41,742)      (91,455)     (127,479)     (221,444)
                                                   ----------    ----------    ----------    ----------    ----------

Total Comprehensive Loss                           $ (766,278)  $   (43,079)  $  (832,070)  $  (121,496)  $(6,792,616)
                                                   ==========    ==========    ==========    ==========    ==========

Net Loss Per Share - Basic and Diluted             $    (0.08)  $     (0.00)  $     (0.10)  $      0.00   $     (1.42)
                                                   ==========    ==========    ==========    ==========    ==========

Weighted average number of shares outstanding
    during the year - basic and diluted              9,077,367     6,359,758     7,268,922     6,359,758     4,635,630
                                                    ==========    ==========    ==========    ==========    ==========


See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                            For the period from
                                                                                                March 5, 1999
                                                             Nine Months Ended December 31     (Inception) to
                                                                  2004             2003       December 31, 2004
                                                             -------------     ------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                          $  (740,615)    $      5,983    $ (6,571,172)
    Adjustment to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization                                    684              642         813,232
      Stock based compensation                                     562,500               --       2,040,393
      Stock based consulting expense                                    --               --         854,345
      Stock based director fees                                         --               --          64,100
      Stock based rent and administrative fees                     199,998           30,000         239,985
      Common stock warrants issued as financing fee                     --               --           3,786
      Loss on disposal of equipment                                     --               --             567
      Impairment loss                                                   --               --       1,191,846
      Gain on settlement of accounts payable                        (9,124)              --         (68,778)
      Loss on settlement of accounts payable                           (14)              --          16,282
      Amortization of stock based financing fee                         --               --          24,997
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Other receivables                                          (2,755)            3,291         (8,411)
         Prepaids and other assets                                   1,325                --             --
      Increase (decrease) in:
         Accounts payable and accrued expenses                    (100,673)           16,159        475,833
         Accounts payable-Related Parties                            2,225                           10,385
                                                               ------------     -------------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (86,449)           56,075       (912,610)
                                                               ------------     -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                  --                --         (4,463)
                                                               ------------     -------------   -----------
NET CASH USED IN INVESTING ACTIVITIES                                   --                --         (4,463)
                                                               ------------     -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of
      offering cost                                                150,000                --        858,235
    Loan proceeds from related parties, net                         35,000            75,000        318,708
    Repayment of loan to related parties                                --                --        (26,792)
                                                               ------------     -------------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          185,000             75,000     1,150,151
                                                               ------------     -------------   -----------

Effect of Exchange Rate on Cash                                    (91,455)          (127,479)     (223,574)

Net Increase in Cash and Cash Equivalents                            7,096              3,596         9,504

Cash and Cash Equivalents at Beginning of Period                     2,408              5,430            --
                                                               ------------     -------------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     9,504      $       9,026  $      9,504
                                                               ============     =============   ===========


         Supplemental Disclosure of Cash Flow Information:
                 Cash paid for:
                    Interest                                   $        --      $         --     $       --
                                                               ============     =============   ===========
                    Taxes                                      $        --      $         --     $       --
                                                               ============     =============   ===========

         Supplemental Disclosure of Non-Cash Investing
         and Financing Activities:
         Conversion of Debt to Equity                          $   160,000      $         --    $   160,000
                                                               ============     =============   ===========
         Stock issued for expenses                             $   199,999      $         --    $   199,999
                                                               ============     =============   ===========
         Stock issued for consulting                           $ 6,750,000      $         --    $ 6,750,000
                                                               ============     =============   ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004


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

NOTE 2   ACCOUNTS PAYABLE AND LOANS PAYABLE, RELATED PARTIES
------------------------------------------------------------

The Company leases office space and administrative services from a principal stockholder related party. Expenses for the three and nine months ended December 31, 2004 were $10,000 and $30,000 and accrued liabilities at December 31, 2004 was $0.00.

Accounts payable-related party of $13,352 and $2,225 are payables to an officer and a director, respectively for expense reimbursement due.

In November 2002, the Company received working capital funds from a principal stockholder totaling $50,000 as part of a $100,000 agreement to provide debt financing. During the year ended March 31, 2004, the Company received the remaining $50,000 portion of the debt financing transaction plus an additional $25,000. All activity with this principal stockholder represents a 100% concentration of all debt financing for the nine months ended December 31, 2004. All loans are non-interest bearing, unsecured and due on demand. In the first quarter of fiscal 2004, an additional $35,000 loan was received from the same principal stockholder. The total loans payable to this principal stockholder related party was $160,000 at September 30, 2004. In October 2004, the $160,000 was exchanged for 320,000 common shares (see Note 6).

NOTE 3   COMMITMENTS
--------------------

In December 2004, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNNY) regarding the reseach and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $35,000 to be appropriated for the initial 6 months of the conduct of the research plan from January 1, 2005 through June 30, 2005. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The $35,000 was paid in January 2005.

NOTE 4   STOCKHOLDERS' DEFICIENCY
---------------------------------

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

(C) COMMON STOCK

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

         In November 2004, the Company entered into a services agreement for two years to generate and increase customer interest in the Company's products and technologies and explore merger/acquisition possibilities. The Company issued 4,500,000 shares of common stock. The stock was valued at the quoted trading price of $1.50 on the grant date resulting in a total value of $6,750,000 to be recognized over the service period of November 1, 2004 through October 31, 2006. A consulting expense of $562,500 was recorded as of December 31, 2004.

         In December 2004, the Company issued 133,333 shares valued at $1.50 per share based on the quoted trade price in payment of various expenses totaling $40,000 owed to a finance company controlled by a director of the Company. The Company recorded a settlement loss of $159,986. A subscription receivable of $13.00 was recorded as of December 31, 2004.

NOTE 5 GAIN ON DEBT FORGIVENESS
-------------------------------

The Company recorded a gain on debt forgiveness of $9,124 relating to a vendor invoice.

NOTE 6 GOING CONCERN
--------------------

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $47,023, deficit accumulated during development stage of $6,571,172 and a stockholders' deficiency of $319,213 at December 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the three months ended June 30, 2004, the Company received $35,000 in related party debt financing (See notes 2 and 4). In October 2004, the Company closed on a non-brokered private placement of 500,000 shares at a price of $0.50 per share for proceeds of $250,000 of which $100,000 is due in January 2005 and has also converted a debt of $160,000 into 320,000 shares of common stock (See Note 7).

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

NOTE 7 SUBSEQUENT EVENT
-----------------------

In January 2005, the Company received the remaining $100,000 from a private placement announced in October 2005.

In February 2005, the Company received the $13 subscription receivable from the issuance of 133,333 shares in December 2004.



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

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital deficiency of $47,023, deficit accumulated during development stage of $6,571,172 and a stockholders' deficiency of $319,213 at December 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has, as of the end of December 31, 2004, $164,938 in total liabilities. We reduced our research activities and the Company estimates that it will require approximately $120,000 to meet its operating costs for this fiscal year, excluding research and development costs. The Company is seeking up to five million dollars ($5,000,000) in research and development funds. In October 2004, the Company closed on a non-brokered private placement of 500,000 shares of common stock at a price of $0.50 per share for proceeds of $250,000 with a related party controlled by a director of the Company. The Company has also converted a debt of $160,000 into 320,000 shares of common stock at the same price. The proceeds from the private placement from that same related party will be used by the Company to develop its portfolio of potential targeted biologic treatments and applied to its working capital.

In December 2004, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNNY) regarding the reseach and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $35,000 to be appropriated for the initial 6 months of the conduct of the research plan from January 1, 2005 through June 30, 2005. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The $35,000 was paid in January 2005.

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

(b) Changes in Internal Controls: In the Quarter ended December 31, 2004, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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


Date      February 15, 2005               /s/ Jean-Luc Berger, Director
          -----------------               -----------------------------
                                          (Signature)
                                          Jean-Luc Berger
                                          President and Chief Executive Officer