Form 10KSB
period 2005-03-31
KYTO BIOPHARMA INC
filed 2005-06-29
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended March 31, 2005
                                              --------------

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

                   Issuer's telephone number: (416) 955-0349

           Securities registered under Section 12(b) of the Act: NONE

             Securities registered under Section 12(g) of the Act:
                 COMMON STOCK, $.0001 PAR VALUE ("COMMON STOCK")

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year: $0.00

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. NONE AS OF MARCH 31ST, 2005

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,986,149 COMMON SHARES - $0.0001 PAR VALUE - AS OF MARCH 31, 2005.

         Transitional Small Business Disclosure Format (Check One)  Yes   No

                              KYTO BIOPHARMA, INC.
                                   FORM 10-KSB
                      FOR FISCAL YEAR ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


PART I     .................................................................   3
     ITEM 1. DESCRIPTION OF BUSINESS........................................   3
     ITEM 2. DESCRIPTION OF PROPERTY........................................  11
     ITEM 3. LEGAL PROCEEDINGS..............................................  11
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  11

PART II      ...............................................................  12
     ITEM 6. MANAGEMENT `S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....  12
     ITEM 7. FINANCIAL STATEMENTS...........................................  14
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................  14
     ITEM 8A. CONTROLS AND PROCEDURES.......................................  14

PART III....................................................................  15
     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....  15
     ITEM 10. EXECUTIVE COMPENSATION........................................  16
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT....................................................  18
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  19
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................  19
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................  19

   SIGNATURES ..............................................................  20

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.................. F-1
   CONSOLIDATED FINANCIAL STATEMENTS........................................ F-2

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

     The Company filed a Uniform Business Report (UBR) with the Department of State, State of Florida, for the year 2005 and paid all required fees. Its status is active.

     (B) BUSINESS OF ISSUER

     (1) Principal Products and Markets
         ------------------------------

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

     Kyto's portfolio consists of molecules at the research and development stage which may ultimately prove useful in the treatment of certain types of cancer and inflammatory diseases. Kyto believes that there are several human therapeutics applications for its drug candidates. Specifically, a number of properties of the Company's drug delivery and vitamin B12 depletion technologies suggest a potential role for its drug candidates in the therapy of solid tumors such as colorectal and breast cancer in addition to treatment of leukemias. The following table summarizes the Company's research and product development programs:

----------------------------------------------------------------------------------------------------------
TECHNOLOGIES                    DRUG CANDIDATES            TARGET INDICATION         STATUS
----------------------------------------------------------------------------------------------------------
    Bioconjugates               Paclitaxel                 Oncology                  Development
    (Drug Delivery)             Doxorubicin                Oncology                  Proof of concept
                                Carboplatinum              Oncology
----------------------------------------------------------------------------------------------------------
Monoclonal Antibodies           Transport protein          Oncology                  Development
                                Receptor                   Oncology                  Development
----------------------------------------------------------------------------------------------------------
    Growth Blockers             Receptor modulators        Oncology                  Proof of concept
----------------------------------------------------------------------------------------------------------

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

     (2) Competitive Business Conditions and Adverse Factors
         ---------------------------------------------------

     The Company has identified the following companies as competitors and/or comparables to the activities of Kyto:

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

     In addition to the competition, as noted above, the Company faces certain adverse conditions/and/or risks factors as outlined below:

o KYTO'S BUSINESS STRATEGY REQUIRES THAT IT ESTABLISHES AND MAINTAIN GOOD STRATEGIC ALLIANCES. Currently, Kyto is seeking strategic alliances. We have limited experience in establishing and maintaining such strategic alliances and cannot give any assurance that we will be successful in establishing one or more relationships. Our strategy for the research, development and commercialization of our potential biopharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, we may seek to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships.

o KYTO HAS NO EXPERIENCE IN MANUFACTURING, PROCURING PRODUCTS IN COMMERCIAL QUANTITIES OR MARKETING, CONDUCTING CLINICAL TRIALS, REGULATORY APPROVAL PROCESS AND ONLY LIMITED EXPERIENCE IN NEGOTIATING, SETTING-UP OR MAINTAINING RESEARCH COLLABORATION AND THERE IS NO ASSURANCE THAT IT WILL SUCCESSFULLY CONTINUE OR ENGAGE IN ANY OF THESE ACTIVITIES. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis. Kyto may be unable to obtain the raw materials used in the production of some of its bioconjugates in sufficient quantity to meet demand when and if such product is approved. By example, paclitaxel is derived from certain varieties of yew trees and is also used in one of the Company's drug candidates. To date, Kyto has not entered into an agreement with a supplier to provide sufficient quantity or quality of any drugs used in the construction of its bioconjugates. Kyto does not have internal facilities for the manufacture of any of its products for clinical or commercial production.

o MANY OF KYTO'S DRUG CANDIDATES ARE STILL IN RESEARCH AND PRECLINICAL DEVELOPMENT, WHICH MEANS THAT THEY HAVE NOT YET BEEN TESTED ON HUMANS. The Company will need to commit significant time and resources to develop these and additional product candidates. Kyto is dependent on the successful completion of clinical trials and obtaining regulatory approval in order to generate revenues. Specifically, its drug candidates that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may: i) be found ineffective or cause harmful side effects during preclinical testing or clinical trials, ii) fail to receive necessary regulatory approvals, iii) be difficult to manufacture on a large scale, iv) be uneconomical to produce, v) fail to achieve market acceptance, vi) be precluded from commercialization by proprietary rights of third parties, or vii) third parties may market superior or equivalent drugs..

o KYTO HAS BASED MANY OF ITS DRUG CANDIDATES ON UNPROVEN NOVEL TECHNOLOGIES, AND IT MAY NEVER DEVELOP THEM INTO COMMERCIAL PRODUCTS. Our primary focus is on our research and development activities of drug candidates covered by proprietary biopharmaceutical patents and patent applications. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could exceed budgeted amounts and estimated time frames may require extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our research and development effort and our business could ultimately suffer. We anticipate that we will remain principally engaged in research and development activities for an indeterminate, but substantial, period of time. Furthermore, preclinical results in animal studies may not predict outcome in human clinical trials.

o KYTO MAY NOT BE SUCCESSFUL IN PROTECTING ITS INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. The Company cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. Kyto cannot assure investors that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

     In addition, patents may have been granted to third parties or may be granted covering products or processes that are necessary or useful to the development of our drug candidates. If our drug candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such drug candidates could be severely restricted or prohibited. In such event, we may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. Kyto cannot assure investors that it will be able to obtain such licenses on acceptable terms, if at all. If we become involved in litigation regarding our intellectual property rights or the intellectual property rights of others, the potential cost of such litigation, regardless of the strength of our legal position, and the potential damages that we could be required to pay could be substantial.

o OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY: Gerard Serfati and Credifinance Capital Corp. owned approximately 37.5% and 36.0%, respectively, of our common stock as of March 31, 2005. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

o OUR SECURITIES ARE QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

o WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The ability of the Company to secure sources of funding will depend on a number of factors including, the prevailing market price of our common stock the results of our research and development programs, the timing and results of preclinical and clinical trials, our ability to maintain existing and establish new collaborative agreements with other companies to provide funding to us, technological advances, and activities of competitors and other factors and the extent to which we are able to secure working capital from other sources, such as through the sale of debt or sale of stock. If sufficient financing is not available or if we are unable to license and sell our technologies and related products, we will need to secure another source of funding in order to satisfy our working capital needs.

     If we do raise additional funds by issuing equity securities, further dilution to existing stockholders would result and future investors may be granted rights superior to those of our existing stockholders. If adequate funds are not are not available to us through additional equity offerings, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require us to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that we would not otherwise issue or relinquish in order to in order to continue independent operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

o THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, CASH USED IN OPERATIONS, STOCKHOLDERS' DEFICIT, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. The report of our Independent Registered Public Accounting Firm on our March 31, 2005 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     (3) Research and Development Programs
         ---------------------------------

     Kyto believes that there are several applications for its drug candidates. A number of properties of our drug delivery and vitamin B12 depletion technologies suggest a potential role for its drug candidates in the therapy of solid tumors such as colorectal and breast cancer in addition to treatment of leukemias. Specifically, Kyto's research and product development programs include the following projects:

-------------------------------------------------------------------------------------------------------------
Technologies /                   Clinical      Status                   Collaborators
Drug Candidates                  Market
-------------------------------------------------------------------------------------------------------------
Drug Delivery
Bioconjugates
-------------------------------------------------------------------------------------------------------------
     Paclitaxel                  Oncology      Development              New York University
     Doxorubicin                 Oncology      Proof of concept
     Carboplatinum               Oncology      Proof of concept
-------------------------------------------------------------------------------------------------------------
Vitamin B12 Depletion
Monoclonal Antibodies
-------------------------------------------------------------------------------------------------------------
     Transport protein           Oncology      Development              Medarex Inc.
                                                                        The Research Foundation of State
     Receptor                    Oncology      Development              University of New York

-------------------------------------------------------------------------------------------------------------
Receptor Modulators
-------------------------------------------------------------------------------------------------------------
     Growth blockers             Oncology      Proof of concept         --
-------------------------------------------------------------------------------------------------------------

     In December 2004, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $35,000 to be appropriated for the initial 6 months of the conduct of the research plan from January 1, 2005 through June 30, 2005. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The $35,000 was paid in January 2005.


     (4) Distribution of Products
         ------------------------

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

     (5) Patents
         -------

     Kyto's patent strategy has been to develop an "umbrella" of patents protecting its core technology and their therapeutic uses and the underlying technologies used to create them. The Company has filed a number of patent applications in the United States, the PCT Member Countries, Japan, and in most other jurisdictions to protect its proprietary rights in the development of its technologies and products. To date, 16 patents have been issued. Kyto is co-assignee on the issued and pending patents along with different universities. The following is a list of the issued patents:

-------------------------------------------------------------------------------------------------------------------------
       PATENT NO.                                           TITLE                                          ISSUED
-------------------------------------------------------------------------------------------------------------------------
       NZ252,559          Anti-receptor agents to the vitamin B12/transcobalamin II receptor              14/02/97
-------------------------------------------------------------------------------------------------------------------------
      US5,688,504         Anti-receptor and growth blocking agents to the vitamin                         18/11/97
                          B12/transcobalamin II receptor and binding sites
-------------------------------------------------------------------------------------------------------------------------
      US5,739,287         Biotinylated cobalamins                                                         14/04/98
-------------------------------------------------------------------------------------------------------------------------
      US5,840,712         Water soluble vitamin B12 receptor modulating agents and methods                24/11/98
                          relating thereto
-------------------------------------------------------------------------------------------------------------------------
      US5,840,880         Vitamin B12 receptor modulating agents                                          24/11/98
-------------------------------------------------------------------------------------------------------------------------
      US5,869,465         Methods for receptor modulation and uses thereto                                09/02/99
-------------------------------------------------------------------------------------------------------------------------
      US6,083,926         Water soluble vitamin B12 receptor modulating agents and methods                04/07/00
                          relating thereto
-------------------------------------------------------------------------------------------------------------------------
      CA2,135,277         Anti-receptor and growth blocking agents to the vitamin                         24/04/01
                          B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12
-------------------------------------------------------------------------------------------------------------------------
       NZ323,127          Vitamin B12 receptor modulating agents and methods related and methods          12/07/01
                          related thereto
-------------------------------------------------------------------------------------------------------------------------
       KR297,310          Anti-receptor and growth blocking agents to the vitamin                         21/05/01
                          B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12
-------------------------------------------------------------------------------------------------------------------------
       CH0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
-------------------------------------------------------------------------------------------------------------------------
       DE0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
-------------------------------------------------------------------------------------------------------------------------
       EP0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
-------------------------------------------------------------------------------------------------------------------------
       FR0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
-------------------------------------------------------------------------------------------------------------------------
       GB0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
-------------------------------------------------------------------------------------------------------------------------
       KR361,075          Receptor modulating agents and methods relating thereto                        01/11/2002
-------------------------------------------------------------------------------------------------------------------------


     (6) Regulatory Environment
         ----------------------

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

     (7) Research and Development Costs
         ------------------------------

     Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $44,614, $25,297, and $1,061,928 for the years ended March 31, 2005, 2004, and for the period from March 5, 1999 (inception) to March 31, 2005, respectively.

     (8) Employees
         ---------

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


ITEM 2. DESCRIPTION OF PROPERTY

     The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to Credifinance Securities Limited, a related party, at the rate of $3,333.33 (US) monthly, which includes rent of $1,666.6 and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A) MARKET INFORMATION

     Our common stock has traded on the OTC Bulletin Board(R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal year ended March 31, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

                                                    Common Stock
                                             --------------------------
                                             High                   Low
                                             ----                   ---
            Fiscal Year Ended March 31, 2005
            ------------------------------------------------------------
            First quarter                      $      --       $      --
            Second quarter                          2.00            1.50
            Third quarter                           1.50            1.55
            Fourth quarter                          1.60            1.10

     There were 11,986,149 shares of common stock outstanding and 275,000 options to purchase common stock outstanding as of the end of the fiscal year ended March 31, 2005.

     (B) HOLDERS

     According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2005, there were 15 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 200 beneficial holders of our shares of Common Stock.

     (C) DIVIDENDS

     The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

     (D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

     None


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     (A) PLAN OF OPERATION

     The following discussion should be read in conjunction with the financial statements and related notes which are included in this Form 10-KSB for the year ending March 31, 2005. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-KSB filed with the U.S. Securities Exchange Commission.

     The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited consolidated financial statements, the Company has no revenues, a net loss of $1,963,666 and cash used in operations of $162,786 in 2005, a working capital deficiency of $102,326, a stockholders' deficiency of $274,554 and a deficit accumulated during development stage of $7,794,223 at March 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Research and development expense was $44,614, $25,297, and $1,061,928 for the years ended March 31, 2005, 2004, and for the period from March 5, 1999 (inception) to March 31, 2005, respectively.

     In December 2004, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $35,000 to be appropriated for the initial 6 months of the conduct of the research plan from January 1, 2005 through June 30, 2005. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The $35,000 was paid in January 2005.

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

     The Company has, as of the end of its fiscal year (March 31, 2005), $161,477 in liabilities. The Company estimates that it will require up to $200,000 to meet operating costs for this fiscal year, excluding research and development costs. In addition, the Company is seeking up to five million dollars ($5,000,000) in research and development funds.

     The report of our Independent Registered Public Accounting Firm on our March 31, 2005 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

     To meet the projected cash requirements as stated above, the Company intends to obtain cash loans from one or more of its stockholders. As the date of filing of this Form 10-KSB with the U.S. Securities and Exchange Commission, the Company did not receive any commitments of any of its stockholders to provide operating loan funds for the Company. We are also looking to merger opportunities or to acquire companies and products to raise capital. We expect to form strategic alliances for product development and to out-license the commercial rights to development partners. By forming strategic alliances with third parties, we believe that our technologies and related products can be more rapidly developed and successfully introduced into the marketplace.

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

     (B) OFF-BALANCE SHEET ARRANGEMENT

     Not applicable.


ITEM 7.  FINANCIAL STATEMENTS

     Attached audited consolidated financial statements for KYTO BIOPHARMA, INC. AND SUBSIDIARY for the fiscal years ended March 31, 2005, 2004, and Cumulative from March 5, 1999 (Inception) to March 31, 2005 can be found beginning on page F-1


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

--------------------------------------------------------------------------------
NAME                        AGE    POSITION
--------------------------------------------------------------------------------

Jean-Luc Berger, Ph.D.      42     President & Chief Executive Officer, Director

Georges Benarroch           58     Director

Don MacAdam                 58     Director

--------------------------------------------------------------------------------

     The business experience of the persons listed above during the past five years are as follows:

Dr. Jean-Luc Berger, Ph.D., President & Chief Executive Officer; Director.
--------------------------------------------------------------------------

Director of the Company since inception on March 5, 1999, Dr. Berger has been President and Chief Executive Officer of the Company since May 15, 2001. Co-founder of Kyto, he joined the Company as Chief Operating Officer in September 2000. Prior to joining the Company, Dr. Berger was a Pharmaceutical/Biotechnology analyst with Credifinance Securities Limited, a Toronto-based, institutional investment and research firm, since 1996. Dr. Berger obtained his M. Sc. from Universite de Montreal, his Ph.D. from Universite LAVAL and completed his post-doctoral studies at McGill University and has over thirty publications and scientific communications to his credit.

Mr. Georges Benarroch, Director.
--------------------------------

Director of the Company since May 5, 2000. Mr. Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp. and Credifinance Securities Limited, and Chairman of the Board, President and Chief Executive Officer of Credifinance Capital Inc. Mr. Benarroch is a Director of BMB Munai Inc, a public company.

Mr. Donald MacAdam, Director.
-----------------------------

Director of the Company since November 17, 1999. Since January 2000, Mr. MacAdam is a consultant to technology companies. He is currently President and Chief Executive Officet of MBVax Bioscience, a private Canadian biotechnology company. From 1997 to 1999, he was President and Chief Executive Officer of Tm Bioscience Corporation. Prior to Tm Bioscience Corporation, Mr. MacAdam was President of CRS Robotics Corporation from 1993 to 1996. Both Tm Bioscience Corporation and CRS Robotics Corporation are public companies.

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

-----------------------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                        Long-Term Compensation
                                  -----------------------------------    ---------------------------------------
                                                                                   Awards               Payouts
                                                                          --------------------------------------
                                                                         Securities
                                                                           Under         Restricted
                                                            Other         Options/       Shares or
                                                            Annual          SARs         Restricted       LTIP         All Other
Name and                          Salary       Bonus     Compensation     Granted        Share Units      Payouts     Compensation
Principal Position      Year        ($)         ($)         ($)             (#)             ($)            ($)             ($)
-----------------------------------------------------------------------------------------------------------------------------------
Jean-Luc Berger,        2005     $52,250 (1)                                               None
President and Chief
Executive Officer
                        2004     $40,000 (1)                                               None


                        2003     $40,000 (1)                                             $149,985


                        2002     $40,000 (1)                                             $262,474
-----------------------------------------------------------------------------------------------------------------------------------

Georges Benarroch,      2005     None                                                      None
Director

                        2004     None                                                      None


                        2003     None                                                      None


                        2002     None                                                     $3,000
-----------------------------------------------------------------------------------------------------------------------------------

Donald MacAdam,         2005     None                                                      None
Director

                        2004     None                                                      None


                        2003     None                                                      None


                        2002     None                                                     $3,000
-----------------------------------------------------------------------------------------------------------------------------------

---------------
(1) This was paid by B Twelve Limited, a subsidiary of Kyto Biopharma, Inc.

     (B) OPTION/SAR GRANTS TABLE
         -----------------------

     The following table (presented in accordance with the Regulation) sets forth stock options granted under the Share Incentive Plan during fiscal year 2002 to the name key employees. There were no grants to key employees in fiscal years 2005, 2004 and 2003.

------------------------------------------------------------------------------------------------------------------
                         Number of             % of Total
                         Securities            Options/SARs Granted
                         Underlying            P[topms/SARs Granted   Exercise or
                         Options/SARs          to Employees in        Base
Name                     Granted (#)           Fiscal Year            Price ($Sh)           Expiration Date
------------------------------------------------------------------------------------------------------------------
Jean-Luc Berger          262,500               31                     $0.0001               Exercised in
                                                                                            November 2001
------------------------------------------------------------------------------------------------------------------
Uri Sagman               587,500               69                     $0.0001               Exercised in
                                                                                            February 2002
------------------------------------------------------------------------------------------------------------------

     (C) AGGREGATED OPTION/SAR EXERCISE IN LATEST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUE TABLE

     The following table (presented in accordance with the Regulation) sets forth details of all exercises of stock options/SARs during the fiscal year end March 31, 2002 (none in fiscal years 2005 and 2004) by the named executive officer and employees and the fiscal year-end value of unexercised options/SARs on an aggregated basis:

-------------------------------------------------------------------------------------------------------------------------
                    Shares
                  Acquired on    Value          Number of Securities Underlying        Value of Unexercised In-the-Money
                   Exercise      Realized       Options/SARs Granted at FY-End (#)     Options/SARs at FY-End ($)
Name                 (#)         ($)            Exercisable/Unexercisable              Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Jean-Luc Berger   262,500        262,474        --                                     --          --
-------------------------------------------------------------------------------------------------------------------------
Uri Sagman        587,500        587,441        --                                     --          --
-------------------------------------------------------------------------------------------------------------------------


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

     Four directors received 14,525 and 3,000 common shares each for services during FY2001 and FY2002, respectively. No director shares were granted in fiscal years 2005 and 2004.

     None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31st, 2005 of Kyto other than for routine indebtedness.

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

---------------------------------------------------------------------------------------------------------------
                      Name and Address of
Title of Class        Beneficial Owner                       Common Shares            Percentage of Class
---------------------------------------------------------------------------------------------------------------

Common                Gerard Serfati                           4,500,000                     37.5%
                      Geneva, Switzerland
Common                Credifinance Capital Corp. (1)           4,373,145                       36%

                      Delaware, United States
Common                Medarex Inc.                             1,300,000                     10.8%

                      New Jersey, United States
Common                Dr. Uri Sagman                             902,025                       7.5%
                      Toronto, Ontario, Canada
---------------------------------------------------------------------------------------------------------------

       (1) Credifinance Capital Corp. is a privately held Delaware corporation. A director of Kyto, Georges Benarroch is the President & C.E.O. of Credifinance Capital Corp.

     (B) SECURITY OWNERSHIP OF MANAGEMENT

---------------------------------------------------------------------------------------------------------------
                      Name and Address of
Title of Class        Beneficial Owner                       Common Shares            Percentage of Class
---------------------------------------------------------------------------------------------------------------
Common                Georges Benarroch (1)                  30,025                        0.3%
Common                Dr. Jean-Luc Berger                    527,025                       4.4%
Common                Don MacAdam (2)                        30,025                        0.3%
---------------------------------------------------------------------------------------------------------------

---------------
(1) Georges Benarroch is the President & CEO of Credifinance Capital Corp which owns 4,373,145 common shares representing 36% of issued shares.
(2) Don MacAdam owns 27,025 common shares directly and 3,000 common shares through A360 Inc., a private holding company.

     (C) CHANGES IN CONTROL

     There is no such arrangement which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Detail of related party transactions are described in note 5 of the consolidated Financial Statements.

     (B) TRANSACTIONS WITH PROMOTORS

       Jean-Luc Berger, President, Director and co-founder of Kyto Biopharma, Inc., Gerard Serfati, and Georges Benarroch would be considered as the promoters of the Company. No assets were received by Dr. Berger other the 527,025 shares acquired. Gerard Serfati owns 4,500,000 common shares representing 37.5% of issued shares and Georges Benarroch, is the President & CEO of Credifinance Capital Corp which owns 4,373,145 common shares representing 36% of issued shares.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A) LISTING OF EXHIBITS

EXHIBIT NUMBER      DESCRIPTION
--------------      ------------
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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Board of Directors appointed Salberg & Company, P.A. ("SALBERG") as our independent auditors for the fiscal years ending March 31, 2005 and March 31, 2004.

(1)  Audit Fees

     SALBERG billed us and our subsidiary an aggregate of $24,500 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended March 31, 2004 included in our annual report on Form 10-KSB and review of our interim financial statements included in our quarterly reports on Form 10-QSB.

     SALBERG billed us and our subsidiary an aggregate of $16,800 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended March 31, 2005 included in our annual report on Form 10-KSB and review of our interim financial statements included in our quarterly reports on Form 10-QSB.

(2)  Audit Related Fees

     SALBERG billed us and our subsidiary an aggregate of $0 and $0 for audit related services rendered during the fiscal years ended March 31, 2005 and 2004, respectively in connection with, among other things, the preparation of a Registration Statement on Form 10-SB.

(3)  Tax Fees

     No professional services was rendered by SALBERG for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2005 and March 31, 2004.

(4)  All Other Fees

     Not applicable.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: June 27, 2005                             KYTO BIOPHARMA, INC.


                                                By: /s/ Jean-Luc Berger
                                                    ----------------------------
                                                    Jean-Luc Berger
                                                    President & C.E.O.


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE: June 27, 2005                             KYTO BIOPHARMA, INC.


                                                By: /s/ Jean-Luc Berger
                                                    ----------------------------
                                                    Jean-Luc Berger
                                                    President & C.E.O.,
                                                    Acting C.F.O., Director

DATE: June 27, 2005                             KYTO BIOPHARMA, INC.


                                                By: /s/ Georges Benarroch
                                                    ----------------------------
                                                    Georges Benarroch
                                                    Director

                       KYTO Biopharma, Inc. and Subsidiary
                          (A Development Stage Company)

                                    Contents

                                                                       Page(s)
                                                                       -------

Report of Independent Registered Public Accounting Firm                   2

Consolidated Balance Sheet                                                3

Consolidated Statements of Operations                                     4

Consolidated Statement of Changes in Stockholders' Deficiency             5

Consolidated Statements of Cash Flows                                     6

Notes to Consolidated Financial Statements                              7-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
     Kyto Biopharma, Inc. and Subsidiary
     (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Kyto Biopharma, Inc. and Subsidiary (a development stage company) as of March 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended March 31, 2005 and 2004 and for the period from March 5, 1999 (inception) to March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Kyto Biopharma, Inc. and Subsidiary (a development stage company) as of March 31, 2005, and the consolidated results of their operations, changes in stockholders' deficiency and cash flows for the years ended March 31, 2005 and 2004 and for the period from March 5, 1999 (inception) to March 31 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has no revenues, a net loss of $1,963,666 and cash used in operations of $162,786 in 2005, a working capital deficiency of $102,326, a stockholders' deficiency of $274,554 and a deficit accumulated during development stage of $7,794,223 at March 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note
11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
June 2, 2005

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

ASSETS

CURRENT ASSETS
    Cash                                                   $     37,485
    Prepaid deposit                                              17,500
    Other receivables                                             4,166
                                                           ------------
TOTAL CURRENT ASSETS                                             59,151
                                                           ------------

EQUIPMENT, NET                                                      830
                                                           ------------

TOTAL ASSETS                                               $     59,981
                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Note Payable - related party                           $    100,000
    Loans payable - related parties                               4,616
    Accrued interest payable - related party                     13,029
    Accounts payable                                             31,607
    Accounts payable - related party                              2,225
    Accrued liabilities - related party                          10,000
                                                           ------------
TOTAL CURRENT LIABILITIES                                       161,477
                                                           ------------

TOTAL LIABILITIES                                               161,477
                                                           ------------

REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION
    173,058 shares issued and outstanding,
       (Redemption value, $173,058)                             173,058
                                                           ------------

COMMITMENTS (NOTE 4)

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, none issued and outstanding                        --
    Common stock, $0.0001 par value, 25,000,000 shares
      authorized, 11,813,091 issued and outstanding               1,181
    Additional paid-in capital                               15,079,735
    Deficit accumulated during development stage             (7,794,223)
    Accumulated other comprehensive loss                       (217,484)
                                                           ------------
                                                              7,069,209
    Less: Subscription Receivable                                   (13)
    Less: Deferred consulting fees                           (7,343,750)
                                                           ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                 (274,554)
                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $     59,981
                                                           ============

          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               FOR THE PERIOD FROM
                                                                                                  MARCH 5, 1999
                                                      YEAR ENDED MARCH 31                         (INCEPTION) TO
                                                           2005                  2004             MARCH 31, 2005
                                                       -----------           -----------       -------------------
OPERATING EXPENSES
    Compensation                                       $    52,253           $    44,345           $ 1,685,451
    Depreciation and amortization                              805                 1,244               813,353
    Consulting                                           1,406,250                    --             2,349,649
    Bad debt                                                    --                    --                12,819
    Director fees                                               --                    --                64,100
    Financing fees                                              --                    --                28,781
    Professional fees                                       16,551                35,253                73,858
    General and administrative                              52,396                41,626               362,041
    Research and development                                44,614                25,297             1,061,928
    Loss on debt conversion                                479,986                    --               496,282
    Impairment loss                                             --                    --             1,191,846
                                                       -----------           -----------           -----------
TOTAL OPERATING EXPENSES                                 2,052,855               147,765             8,140,108
                                                       -----------           -----------           -----------

LOSS FROM OPERATIONS                                    (2,052,855)             (147,765)           (8,140,108)
                                                       -----------           -----------           -----------

OTHER INCOME (EXPENSES)
    Interest income                                            124                    58                 4,924
    Interest expense                                        (6,924)               (4,669)              (16,273)
    Gain on debt forgiveness                                 9,124                    --                68,778
    Loss on disposal of equipment                               --                    --                  (567)
    Foreign currency transaction gain (loss)                86,865               117,530               289,023
                                                       -----------           -----------           -----------
TOTAL OTHER INCOME (EXPENSE), NET                           89,189               112,919               345,885
                                                       -----------           -----------           -----------

NET (LOSS)                                             $(1,963,666)          $   (34,846)          $(7,794,223)
                                                       ===========           ===========           ===========

COMPREHENSIVE (LOSS)
    Foreign currency translation gain (loss)               (87,495)             (117,341)             (217,484)
                                                       -----------           -----------           -----------

TOTAL COMPREHENSIVE (LOSS)                             $(2,051,161)          $  (152,187)          $(8,011,707)
                                                       ===========           ===========           ===========

Net Loss Per Share - Basic and Diluted                 $     (0.23)          $     (0.01)          $     (1.58)
                                                       ===========           ===========           ===========

Weighted average number of shares outstanding
    during the year - basic and diluted                  8,389,402             6,359,758             4,926,870
                                                       ===========           ===========           ===========

          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
          YEARS ENDED MARCH 31, 2005 AND 2004, AND FOR THE PERIOD FROM
                   MARCH 5, 1999 (INCEPTION) TO MARCH 31, 2005

                                                              PREFERRED STOCK                 COMMON STOCK           ADDITIONAL
                                                          ------------------------      -------------------------    PAID - IN
                                                           SHARES        AMOUNT           SHARES        AMOUNT         CAPITAL
                                                          --------    ------------      ----------   ------------   ------------
Common stock issued for services to officer                     --    $         --         300,000   $         30   $    299,970
Common stock issued for services to consultant                  --              --         255,000             25        254,975
Warrants issued to consultant                                   --              --              --             --        345,000
Net loss, 1999                                                  --              --              --             --             --
                                                          --------    ------------      ----------   ------------   ------------
Balance, March 31, 1999                                         --              --         555,000             55        899,945
Preferred stock issued for cash                            250,000         250,000              --             --             --
Offering cost                                                   --              --              --             --        (17,005)
Common stock issued for intangible assets                       --              --       2,000,000            200      1,999,800
Common stock issued for cash upon exercise
  of warrants                                                   --              --         100,000             10         99,990
Foreign currency translation loss                               --              --              --             --             --
Net loss, 2000                                                  --              --              --             --             --
                                                          --------    ------------      ----------   ------------   ------------
Balance, March 31, 2000                                    250,000         250,000       2,655,000            265      2,982,730
Common stock issued as director fees                            --              --          58,100              6         58,094
Common stock issued for cash upon exercise
  of warrants                                                   --              --         150,000             15        149,985
Common stock issued for cash upon exercise
  of warrants                                                   --              --         345,000             35             --
Common stock issued to officer as
  compensation                                                  --              --         100,000             10         99,990
Common stock issued for cash                                    --              --         100,000             10         99,990
Common stock issued for future services                         --              --         400,000             40      1,199,960
Foreign currency translation gain                               --              --              --             --             --
Net loss, 2001                                                  --              --              --             --             --
                                                          --------    ------------      ----------   ------------   ------------
Balance, March 31, 2001                                    250,000         250,000       3,808,100            381      4,590,749
Preferred stock converted to common stock                 (250,000)       (250,000)        250,000             25        249,975
Common stock warrants issued for consulting
  services                                                      --              --              --             --        254,346
Common stock issued for cash upon exercise
  of warrants                                                   --              --         125,000             13        124,987
Common stock warrants issued for services                       --              --              --             --        849,915
Common stock issued for cash upon exercise
of warrants                                                     --              --         850,000             85             --
Common stock issued to directors as
  compensation                                                  --              --           6,000             --          6,000
Common stock issued to employees as
  compensation                                                  --              --           3,000             --          3,000
Common stock issued as loan fee                                 --              --          25,000              3         24,997
Foreign currency translation gain                               --              --              --             --             --
Net loss, 2002                                                  --              --              --             --             --
                                                          --------    ------------      ----------   ------------   ------------
Balance, March 31, 2002                                         --              --       5,067,100            507      6,103,969
Stock issued for cash and services                              --              --         225,000             22        224,978
Stock issued in settlement of accounts payable,
  net of redeemable shares                                      --              --         100,000             10         99,990
Stock issued to settle loans payable, related party             --              --         102,658             10        102,648
Stock issued as consideration for future
  services                                                      --              --         800,000             80        799,920
Stock issued for past and future rent and
  administrative services                                       --              --          65,000              7         64,993
Common stock warrants issued as financing fee                   --              --              --             --          3,783
Foreign currency translation loss                               --              --              --             --             --
Net loss, 2003                                                  --              --              --             --             --
                                                          --------    ------------      ----------   ------------   ------------
Balance, March 31, 2003                                         --              --       6,359,758            636      7,400,281
Foreign currency translation loss                               --              --              --             --             --
Amortization of deferred expenses                               --              --              --             --             --
Net Loss, 2004                                                  --              --              --             --             --
                                                          --------    ------------      ----------   ------------   ------------
Balance, March  31, 2004                                        --              --       6,359,758            636      7,400,281
Stock issued for cash and services                              --              --         500,000             50        249,950
Common stock issued for services to consultant                  --              --       4,500,000            450      6,749,550
Stock issued to settle loans payable, related party             --              --         320,000             32        479,968
Stock issued for past and future rent and
  administrative services                                       --              --         133,333             13        199,986
Foreign currency translation loss                               --              --              --             --             --
Net Loss, 2005                                                  --              --              --             --             --
                                                          --------    ------------      ----------   ------------   ------------
Balance, March 31, 2005                                         --    $         --      11,813,091   $      1,181   $ 15,079,735
                                                          ========    ============      ==========   ============   ============

[RESTUB]

                                                         DEFICIT
                                                        ACCUMULATED     ACCUMULATED
                                                          DURING           OTHER
                                                        DEVELOPMENT    COMPREHENSIVE       DEFERRED
                                                          STAGE            LOSS           CONSULTING
                                                        -----------      -----------      -----------
Common stock issued for services to officer             $        --      $        --      $        --
Common stock issued for services to consultant                   --               --               --
Warrants issued to consultant                                    --               --               --
Net loss, 1999                                             (900,000)              --               --
                                                        -----------      -----------      -----------
Balance, March 31, 1999                                    (900,000)              --               --
Preferred stock issued for cash                                  --               --               --
Offering cost                                                    --               --               --
Common stock issued for intangible assets                        --               --               --
Common stock issued for cash upon exercise
  of warrants                                                    --               --               --
Foreign currency translation loss                                --           (5,745)              --
Net loss, 2000                                             (650,366)              --               --
                                                        -----------      -----------      -----------
Balance, March 31, 2000                                  (1,550,366)          (5,745)              --
Common stock issued as director fees                             --               --               --
Common stock issued for cash upon exercise
  of warrants                                                    --               --               --
Common stock issued for cash upon exercise
  of warrants                                                    --               --               --
Common stock issued to officer as
  compensation                                                   --               --               --
Common stock issued for cash                                     --               --               --
Common stock issued for future services                          --               --       (1,200,000)
Foreign currency translation gain                                --           60,054               --
Net loss, 2001                                             (966,789)              --               --
                                                        -----------      -----------      -----------
Balance, March 31, 2001                                  (2,517,155)          54,309       (1,200,000)
Preferred stock converted to common stock                        --               --               --
Common stock warrants issued for consulting
  services                                                       --               --               --
Common stock issued for cash upon exercise
  of warrants                                                    --               --               --
Common stock warrants issued for services                        --               --               --
Common stock issued for cash upon exercise
of warrants                                                      --               --               --
Common stock issued to directors as
  compensation                                                   --               --               --
Common stock issued to employees as
  compensation                                                   --               --               --
Common stock issued as loan fee                                  --               --               --
Foreign currency translation gain                                --           13,397               --
Net loss, 2002                                           (2,959,415)              --               --
                                                        -----------      -----------      -----------
Balance, March 31, 2002                                  (5,476,570)          67,706       (1,200,000)
Stock issued for cash and services                               --               --               --
Stock issued in settlement of accounts payable,
  net of redeemable shares                                       --               --               --
Stock issued to settle loans payable, related party              --               --               --
Stock issued as consideration for future
  services                                                       --               --         (800,000)
Stock issued for past and future rent and
  administrative services                                        --               --               --
Common stock warrants issued as financing fee                    --               --               --
Foreign currency translation loss                                --          (80,354)              --
Net loss, 2003                                             (319,141)              --               --
                                                        -----------      -----------      -----------
Balance, March 31, 2003                                  (5,795,711)         (12,648)      (2,000,000)
Foreign currency translation loss                                --         (117,341)              --
Amortization of deferred expenses                                --               --               --
Net Loss, 2004                                              (34,846)              --               --
                                                        -----------      -----------      -----------
Balance, March  31, 2004                                 (5,830,557)        (129,989)      (2,000,000)
Stock issued for cash and services                               --               --               --
Common stock issued for services to consultant                   --               --       (5,343,750)
Stock issued to settle loans payable, related party              --               --               --
Stock issued for past and future rent and
  administrative services                                        --               --               --
Foreign currency translation loss                                --          (87,495)              --
Net Loss, 2005                                           (1,963,666)              --               --
                                                        -----------      -----------      -----------
Balance, March 31, 2005                                 $(7,794,223)     $  (217,484)     $(7,343,750
                                                        ===========      ===========      ===========

[RESTUB]

                                                                          DEFERRED
                                                       SUBSCRIPTION         LOAN           DEFERRED
                                                        RECEIVABLE           FEE           EXPENSES           TOTAL
                                                        -----------      -----------      -----------      -----------
Common stock issued for services to officer             $        --      $        --      $        --      $   300,000
Common stock issued for services to consultant                   --               --               --          255,000
Warrants issued to consultant                                    --               --               --          345,000
Net loss, 1999                                                   --               --               --         (900,000)
                                                        -----------      -----------      -----------      -----------
Balance, March 31, 1999                                          --               --               --               --
Preferred stock issued for cash                                  --               --               --          250,000
Offering cost                                                    --               --               --          (17,005)
Common stock issued for intangible assets                        --               --               --        2,000,000
Common stock issued for cash upon exercise
  of warrants                                                    --               --               --          100,000
Foreign currency translation loss                                --               --               --           (5,745)
Net loss, 2000                                                   --               --               --         (650,366)
                                                        -----------      -----------      -----------      -----------
Balance, March 31, 2000                                          --               --               --        1,676,884
Common stock issued as director fees                             --               --               --           58,100
Common stock issued for cash upon exercise
  of warrants                                                    --               --               --          150,000
Common stock issued for cash upon exercise
  of warrants                                                    --               --               --               35
Common stock issued to officer as
  compensation                                                   --               --               --          100,000
Common stock issued for cash                                     --               --               --          100,000
Common stock issued for future services                          --               --               --               --
Foreign currency translation gain                                --               --               --           60,054
Net loss, 2001                                                   --               --               --         (966,789)
                                                        -----------      -----------      -----------      -----------
Balance, March 31, 2001                                          --               --               --        1,178,284
Preferred stock converted to common stock                        --               --               --               --
Common stock warrants issued for consulting
  services                                                       --               --               --          254,346
Common stock issued for cash upon exercise
  of warrants                                                    --               --               --          125,000
Common stock warrants issued for services                        --               --               --          849,915
Common stock issued for cash upon exercise
of warrants                                                      --               --               --               85
Common stock issued to directors as
  compensation                                                   --               --               --            6,000
Common stock issued to employees as
  compensation                                                   --               --               --            3,000
Common stock issued as loan fee                                  --          (24,997)              --                3
Foreign currency translation gain                                --               --               --           13,397
Net loss, 2002                                                   --               --               --       (2,959,415)
                                                        -----------      -----------      -----------      -----------
Balance, March 31, 2002                                          --          (24,997)              --         (529,385)
Stock issued for cash and services                               --               --               --          225,000
Stock issued in settlement of accounts payable,
  net of redeemable shares                                       --               --               --          100,000
Stock issued to settle loans payable, related party              --           24,997               --          127,655
Stock issued as consideration for future
  services                                                       --               --               --               --
Stock issued for past and future rent and
  administrative services                                        --               --          (30,000)          35,000
Common stock warrants issued as financing fee                    --               --               --            3,783
Foreign currency translation loss                                --               --               --          (80,354)
Net loss, 2003                                                   --               --               --         (319,141)
                                                        -----------      -----------      -----------      -----------
Balance, March 31, 2003                                          --               --          (30,000)        (437,442)
Foreign currency translation loss                                --               --               --         (117,341)
Amortization of deferred expenses                                --               --           30,000           30,000
Net Loss, 2004                                                   --               --               --          (34,846)
                                                        -----------      -----------      -----------      -----------
Balance, March  31, 2004                                         --               --               --         (559,629)
Stock issued for cash and services                                0               --               --          250,000
Common stock issued for services to consultant                   --               --                         1,406,250
Stock issued to settle loans payable, related party              --               --               --          480,000
Stock issued for past and future rent and
  administrative services                                       (13)              --               --          199,986
Foreign currency translation loss                                --               --               --          (87,495)
Net Loss, 2005                                                   --               --               --       (1,963,666)
                                                        -----------      -----------      -----------      -----------
Balance, March 31, 2005                                 $       (13)     $        --      $        --      $  (274,554)
                                                        ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

             KYTO BIOPHARMA, INC. AND SUBSIDIARY
                (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE PERIOD FROM
                                                                                              MARCH 5, 1999
                                                                  YEAR ENDED MARCH 31        (INCEPTION) TO
                                                                 2005            2004       DECEMBER 31, 2004
                                                             -----------      -----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                        $(1,963,666)     $   (34,846)     $(7,794,223)
    Adjustment to reconcile net income (loss)
      to net cash used in operating activities:
      Depreciation and amortization                                  805            1,244          813,353
      Stock based compensation                                 1,406,250               --        2,884,143
      Stock based consulting expense                                  --               --          854,345
      Stock based director fees                                       --               --           64,100
      Stock based rent and administrative fees                        --           30,000           40,000
      Common stock warrants issued as financing fee                   --               --            3,783
      Loss on disposal of equipment                                   --               --              567
      Impairment loss                                                 --               --        1,191,846
      Gain on settlement of accounts payable                          --               --          (59,654)
      Loss on debt conversion                                    479,986               --          496,282
      Amortization of stock based financing fee                       --               --           24,997
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Other receivables                                         1,491            2,546           (4,165)
         Prepaids and other assets                               (16,177)          (1,323)         (17,500)
      Increase (decrease) in:
         Accounts payable and accrued expenses                   (81,793)          33,075          494,714
         Accounts payable-Related Parties                         10,318            8,160           18,478
                                                             -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (162,786)          38,856         (988,934)
                                                             -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                --               --           (4,463)
                                                             -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                 --               --           (4,463)
                                                             -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of
      offering cost                                              250,000               --          958,222
    Loan proceeds from related parties, net                       35,358           75,463          319,066
    Repayment of loan to related parties                              --               --          (26,792)
                                                             -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        285,358           75,463        1,250,496
                                                             -----------      -----------      -----------

Effect of Exchange Rate on Cash                                  (87,495)        (117,341)        (219,614)

Net Increase in Cash and Cash Equivalents                         35,077           (3,022)          37,485

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2,408            5,430               --
                                                             -----------      -----------      -----------

Cash and Cash Equivalents at End of Period                   $    37,485      $     2,408      $    37,485
                                                             ===========      ===========      ===========


    Supplemental Disclosure of Cash Flow Information:
      Cash paid for:
         Interest                                            $        --      $        --      $        --
                                                             ===========      ===========      ===========
         Taxes                                               $        --      $        --      $        --
                                                             ===========      ===========      ===========

    Supplemental Disclosure of Non-Cash Investing and
      Financing Activities:
         Conversion of debt to equity                        $   200,000      $        --      $   640,716
                                                             ===========      ===========      ===========
         Stock issued for deferred consulting services       $ 6,750,000      $        --      $ 6,750,000
                                                             ===========      ===========      ===========
         Conversion of liabilities to note payable           $        --      $        --      $   102,023
                                                             ===========      ===========      ===========
         Stock issued for debt restructuring
           anti-dilution provision                           $        --      $        --      $   800,000
                                                             ===========      ===========      ===========
         Conversion of preferred shares to common shares     $        --      $        --      $   250,000
                                                             ===========      ===========      ===========
         Stock issued for future services                    $        --      $        --      $ 1,200,000
                                                             ===========      ===========      ===========
         Issued common shares for intangible assets          $        --      $        --      $ 2,000,000
                                                             ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF BUSINESS

         Kyto Biopharma, Inc. was formed as a Florida corporation on March 5, 1999. B Twelve, Limited, Kyto Biopharma, Inc.'s wholly-owned Canadian subsidiary (collectively referred to as the "Company"), was also formed on March 5, 1999. On August 14, 2002, the parent Company changed its name from B Twelve, Inc. to Kyto Biopharma, Inc.

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

         (B) PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

         (C) USE OF ESTIMATES

         In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

         Significant estimates during 2005 and 2004 and for the period for March 5, 1999 (inception) to March 31, 2005 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

         (D) CASH AND CASH EQUIVALENTS

         For the purpose of the consolidated cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         (E) BASIS OF PRESENTATION AND FOREIGN CURRENCY

         The accompanying consolidated financial statements are presented under accounting principles generally accepted in the United States of America and in United States dollars.

         The functional currency of the Company's Canadian subsidiary is the Canadian dollar. The accounts of the Canadian subsidiary are translated to United States dollars using the current rate method. Under the current rate method, all assets and liabilities are translated using exchange rates at the balance sheet date. Revenue and expense items are translated using the average rate of exchange prevailing during the period. Capital transactions are translated at their historical rates. Exchange gains and losses resulting from translation of foreign currencies are recorded in stockholders' deficiency as a cumulative translation adjustment and reflected as a component of other accumulated comprehensive income or loss.

         Gains and losses resulting from foreign currency transactions are recognized in operations of the period incurred.

         (F) CONCENTRATIONS

         The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of March 31, 2005, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2005.

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

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

         (J) RESEARCH AND DEVELOPMENT COSTS

         Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $44,614, $25,297, and $1,061,928 for the years ended March 31, 2005, 2004, and for the period from March 5, 1999 (inception) to March 31, 2005, respectively.

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

         The foreign currency translation gains and losses resulting from the translation of the financial statements of B Twelve, Ltd. expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income or Loss in the Consolidated Statement of Changes in Stockholders' Deficiency.

         (M) NET LOSS PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is antidilutive for the periods presented. At March 31, 2005, there were common stock warrants to issue 275,000 common shares, which could potentially dilute future earnings per share.

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

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         In December 2004, the FASB issued SFAS No. 123(R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123 and supersedes APB Opinion No. 25, and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005

         (P) RECLASSIFICATIONS

         Certain amounts in the March 31, 2004 consolidated financial statements have been reclassified to conform to the March 31, 2005 presentation.

NOTE 2   EQUIPMENT

Equipment consists of the following at March 31:

                                              2005
                                            -------
         Computers and equipment            $ 4,589
         Less: Accumulated depreciation      (3,759)
                                            -------
                                            $   830
                                            =======

Depreciation was $805 and $1,244 for the years ended March 31, 2005 and 2004, respectively, and $813,353 for the period from March 5, 1999 (inception) to March 31, 2005.

During 2002, furniture and fixtures were disposed of. The loss on the disposal for the year ended March 31, 2002 was $567.

NOTE 3   INTANGIBLE ASSETS IMPAIRMENT

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

The purchased Intellectual Property has been amortized over its estimated useful life of seven years from the acquisition date and through March 31, 2002.

Amortization expense was $285,708 for the year ended March 31, 2002 and $809,511 for the period from March 5, 1999 (inception) to March 31, 2004 (See below). There was no amortization expense for the years ended March 31, 2005 and 2004, respectively.

As of March 31, 2002, management performed an impairment analysis of the Intellectual Property. Due to the then current status of the Company as a

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

development stage company and the inherent difficulties in projecting future revenues, management decided to take a conservative approach and recognize an impairment loss for the full book value of the asset totaling $1,191,846 in 2002.

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

         (B) LEASES

         The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder (See Note 6(B) and 7). Rent expense in 2005, 2004, and for the period from March 5, 1999 (inception) to March 31, 2005 was $20,000, $20,000, and $108,377,
         respectively and is included in general and administrative expense in the accompanying consolidated statements of operations. (See Note 5(B))

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         (C) REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION

         In November 2002 and February 2003, the Company issued an aggregate 273,058 shares of its common stock having a fair value of $273,058 to settle certain accounts payable under a debt settlement agreement ("agreement") with three unrelated parties (See Note 6(B)). Of the total stock issued in connection with the agreement, two of these parties received an aggregate 173,058 shares of common stock. In addition, these two creditors received a written put option for the aggregate 173,058 shares of common stock previously issued. Specifically, three years from the date of the initial settlement, the put option holders have a thirty-day period in which to notify the Company of their intent to put the options back to the Company at a redemption price of $1.00 per share. The Company will then have 90 days from the notification date to make the required payment. The redemption value of these shares of common stock at March 31, 2005 is $173,058. (See Note 1(M))

         (D) REGULATION

         The business of the Company is subject to various governmental regulations in the United States of America, Canada, and other countries, which must approve any Company products before commencement of commercial sales and which regulate the manufacturing of pharmaceuticals. (See Note 11)

         (E) COMMITMENT

         In December 2004, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $35,000 to be appropriated for the initial 6 months of the conduct of the research plan from January 1, 2005 through June 30, 2005. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The $35,000 was paid in January 2005 with a prepaid balance of $17,500 remaining at March 31, 2005.

NOTE 5   LOANS AND NOTES PAYABLE AND ACCRUED LIABILITIES, RELATED PARTIES

         (A) LOANS PAYABLE, RELATED PARTIES

         In November 2002, the Company received working capital funds from a principal stockholder totaling $50,000 as part of a $100,000 agreement to provide debt financing.

         During the year ended March 31, 2004, the Company received the remaining $50,000 portion of the debt financing transaction plus an additional $25,000. All activity with this principal stockholder represents a 100% concentration of all debt financing for the year ended March 31, 2004. All loans are non-interest bearing, unsecured and due on demand. In the first quarter of fiscal 2004, an additional $35,000 loan was received from the same principal stockholder. In October 2004, the $160,000 was exchanged for 320,000 common shares (see
         Note 6 (B)). The Company recognized a loss of $320,000 on this transaction.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         At March 31, 2005, the Company owed $4,616 to a related party director of the Company. The loan was non-interest bearing, unsecured and due on demand and included in the loans payable, relayed party balance. (See
         Note 7)

         (B) ACCRUED LIABILITIES, RELATED PARTY

         The Company leases office space and administrative services from a principal stockholder related party. Rent and administrative expense in 2005, 2004, and for the period from March 5, 1999 (inception) to March 31, 2005 was $40,000, $40,000, and $216,754, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. (See Note 4(B)). Accrued liabilities for the above services at March 31, 2005 were $10,000. (See Note 4(B))

         At March 31, 2005, accounts payable-related party of $2,225 are payables to a director for expense reimbursement due.

         (C) NOTE PAYABLE, RELATED PARTY

         During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, related party for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (6.75% at March 31, 2005). Interest is accrued and payable quarterly. At March 31, 2005, accrued interest totaled $13,029. In connection with the promissory note, all principal and accrued interest is payable in full upon the earliest of the following:

         (i) The date on which the Company raises at least $1,000,000 in funding within a twelve-month period;

         (ii) The date on which an agreement between the Company, vendor and other unrelated party terminates; or

         (iii)    Three years from the date of the promissory note.

         Since the note is due in November 2005, the note payable was re-classified to current liabilities at March 31, 2005.

NOTE 6   STOCKHOLDERS' DEFICIENCY

         (A) PREFERRED STOCK

         In June 1999, an investor purchased 250,000 units at $1.00 per unit or $250,000 consisting of 250,000 shares of convertible preferred stock and receives warrants to purchase up to 750,000 common shares as

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

         Upon exercise of the first 250,000 warrants, the investor received another warrant for 250,000 common shares at $1.00 exercise price per share. Upon conversion of the preferred stock, each share of common stock issued shall be coupled with an additional common stock purchase warrant at an exercise price of $1.00 per share with a three-month term. In December 1999 and May 2000, 100,000 and 150,000, respectively, of the first warrant were exercised and therefore in May 2000 the additional 250,000 warrant was granted with an exercise price of $1.00 expiring June 2003. In June 2001, pursuant to a letter of intent, which was ratified by the shareholders, the preferred shares were converted and the additional 250,000 warrants were granted at an exercise price of $1.00 with an amended term not to exceed five years. There was no beneficial conversion feature to the warrants as the value of the common stock was still considered to be $1.00 based on contemporaneous transactions at that time. There was no effect of the warrant issuances on operations as all warrants are considered to be purchased as part of the preferred stock unit. The second and third warrants totaling 500,000 common shares remained outstanding at March 31, 2003. In June 2003, 250,000 of those expired leaving 250,000 outstanding at March 31, 2005. At March 31, 2005, no preferred shares were outstanding.

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

         In June 1999, the Company issued 2,000,000 common shares for a portfolio of patents, patents pending, and related intellectual

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

         In November and December 2002, the Company issued 167,658 shares of common stock having a fair value of $1.00 per share based on the recent stock issuances for cash to settle outstanding accounts and loans payable with a related party totaling $167,658. Of the total shares issued, 102,658 shares valued at $102,658 were issued in connection with a convertible debenture (see Note 9). Accordingly, no gain or loss was recognized in these transactions. (See Note 7)

         In November 2002 and February 2003, the Company issued an aggregate 273,058 shares of common stock to settle certain accounts payable totaling $256,762 with unrelated entities (See Note 4(C)). The shares issued has a fair value of $1.00 per share representing the mutually agreed upon value of the Company's stock. As a result, the Company recognized a loss on settlement totaling $16,296.

         In December 2002, the Company issued 40,000 shares of its common stock to a principal stockholder (See Notes 4(B) and 7) having a fair value

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         of $40,000 based on recent contemporaneous transactions. In exchange for the stock issued, the Company received various corporate services including rental of the office facility, general accounting services, and overhead. The 40,000 shares were issued for calendar year 2003. Accordingly, $10,000 was charged to operations and included in general and administrative expenses and the remaining $30,000 was deferred and included as a separate component of stockholders' deficiency to be amortized over the remaining service period.

         In October 2004, the Company entered into a non-brokered private placement of 500,000 shares at a price of $0.50 per share for proceeds of $250,000 with a finance company controlled by a director of the Company.

         In October 2004, the Company converted a related party loans payable of $160,000 into 320,000 shares of common stock at $1.50 per share. The debt was due to a finance company controlled by a director of the Company. The Company recognized a loss of $320,000 on this transaction (see Note 5 (A)).

         In November 2004, the Company entered into a services agreement for two years to generate and increase customer interest in the Company's products and technologies and explore merger/acquisition possibilities. The Company issued 4,500,000 shares of common stock. The stock was valued at the quoted trading price of $1.50 on the grant date resulting in a total value of $6,750,000 to be recognized over the service period of November 1, 2004 through October 31, 2006. A consulting expense of $1,406,250 was recorded as of March 31, 2005.

         In December 2004, the Company issued 133,333 shares valued at $1.50 per share based on the quoted trade price in payment of various expenses totaling $40,000 owed to a finance company controlled by a director of the Company. The Company recorded a loss on debt conversion of $159,986. A subscription receivable of $13.00 was recorded as of December 31, 2004.

         In January 2005, the Company received the remaining $100,000 from a private placement announced in October 2005.

         (C) STOCK OPTIONS AND WARRANTS

         The Company issues stock options and warrants to employees, service providers, and investors in the course of business.

         In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations. During 2003, the Company did not grant common stock options to officers. Due to the uncertain vesting period of certain grants due to vesting contingencies, compensation expense is recognized only upon vesting. Accordingly, compensation cost of $849,915 was recognized for 850,000 options vested in May 2001. The remaining 750,000 potential options under the employment agreements were terminated by the Board of Directors when the employment agreements were terminated in November 2001. (See Notes 4(A) and 6(B))

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement No. 123, the Company's net loss for the years ended March 31, 2005 and 2004 and the period from March 5, 1999 (inception) to March 31, 2005 would not have changed.

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income (loss) for future years due to, among other things, the effects of vesting.

         For stock options and warrants issued to non-employees, the Company applies SFAS 123. Accordingly, consulting expense of $3,783 and $254,345 was recognized in 2003 and 2002, respectively, upon granting of 25,000 and 125,000 common stock options, respectively. $345,000 was charged to operations in 1999 as reflected in the accompanying consolidated statements of operations from March 5, 1999 (inception) to March 31, 2005. See tabular summary below for assumptions.

         For consolidated financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock granted was estimated on the grant date using the Black-Scholes Option-Pricing Model in accordance with SFAS 123. The following weighted-average assumptions were used for the year ended March 31:

                                     2005       2004         2003            2002        2001        2000           1999
                                   --------    ------     -----------     ---------    -------     --------     -----------
     Expected Dividend Yield       $    --     $   --     $    0.00%      $  0.00%     $    --     $     --     $    0.00%
     Risk Free Interest Rate            --         --          4.145%        3.57%          --           --          4.53%
     Expected Volatility                --         --          0.00%         0.00%          --           --          0.00%
     Expected Term                      --         --         4 Years        1 Year         --           --         2 Years
     Consulting Expense            $    --     $   --     $    3,783      $ 254,345    $    --     $     --     $   345,000

         A summary of the options outstanding, which were granted for cash or services are presented below:

                                           NUMBER OF
                                          OPTIONS AND         WEIGHTED AVERAGE
                                            WARRANTS           EXERCISE PRICE
                                          -----------         ----------------
         Stock Options
         Balance at March 31, 2002           500,000              $1.00
         Granted                              25,000               1.00
         Exercised                                --                 --
         Forfeited                                --                 --
         Terminated                               --                 --
                                            --------              -----
         Balance at March 31, 2003           525,000              $1.00
         Granted                                  --                 --
         Exercised                                --                 --
         Forfeited                          (250,000        )      1.00
         Terminated                               --                 --
                                            --------              -----
         Balance at March 31, 2004           275,000              $1.00
         Granted                                  --                 --
         Exercised                                --                 --
         Forfeited                                --                 --
         Terminated                               --                 --
                                            --------              -----
         Balance at March 31, 2005           275,000              $1.00
                                                                  =====
         Weighted average fair value
           of options granted for
           services during 2005                                   $  --
                                                                  =====

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

         The following table summarizes information about options and warrants outstanding at March 31, 2005:

                             OPTIONS AND WARRANTS OUTSTANDING                         OPTIONS AND WARRANTS EXERCISABLE
              --------------------------------------------------------------------    ----------------------------------

                                                      WEIGHTED
                                                       AVERAGE         WEIGHTED                              WEIGHTED
               RANGE OF            NUMBER             REMAINING         AVERAGE            NUMBER             AVERAGE
               EXERCISE        OUTSTANDING AT        CONTRACTUAL       EXERCISE        EXERCISABLE AT        EXERCISE
                 PRICE         MARCH 31, 2005           LIFE             PRICE         MARCH 31, 2005          PRICE
              ------------    ------------------    --------------    ------------    ------------------    ------------

           $        1.00               250,000       1.08 Years             1.00               250,000            0.91
           $        1.00                25,000       2.08 Years             1.00                25,000            0.09
                              ------------------                      ------------    ------------------    ------------
                                       275,000                        $     1.00               275,000      $     1.00
                              ==================                      ============    ==================    ============

         (D) PAR VALUE

         In August 2001, the par value of common stock was changed to $0.0001 from $1.00. The change is reflected retroactively for all periods presented in the accompanying consolidated financial statements.

NOTE 7   RELATED PARTIES

Certain liabilities with a related party were settled with common stock. (See
Note 6(B).)

In November 2004 the Company issued 4,500,000 shares to a consultant which represents approximately 37% of the outstanding shares as of March 31, 2005. Therefore, this consultant became a principle stockholder related party in November 2004.

The Company leases its facility from a principal stockholder who also provides certain administrative services to the Company. (See Notes 4(B) and 6(B)).

During the year ended March 31, 2004, the Company received working capital funds from a principal stockholder totaling $75,463. The receipt of these funds represents a 100% concentration of debt financing for the Company during 2004. (See Note 5 (A).)

At March 31, 2005, the Company owed $4,616 to a related party of a principal stockholder. (See Note 5(A)).

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

In November and December, 2003, the Company issued 167,758 shares of common stock to settle certain accounts and loans payable (See Note 6(B).)

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

During the year ended March 31, 2003, the Company had outstanding accounts payable with a vendor totaling $59,654. The vendor formally released the Company of any further obligations under the terms of the agreement. Accordingly, the Company recognized the entire $59,654 as a gain on settlement and this amount is reflected in the consolidated statement of operations as other income during the period from March 5, 1999 (inception) to March 31, 2005.

During 2005 the Company recorded a gain on debt forgiveness of $9,124 relating to a vendor invoice.

NOTE 9   CONVERTIBLE DEBENTURE

On May 1, 2002, the Company issued a $100,000, 5% Senior Secured Convertible Debenture-Series A (the "Debenture") to a related party principal stockholder (the "Investor") and received the first $50,000 of funding under the debenture (see Note 7). Unless converted, redeemed or retracted before maturity, interest payments are due May 1, 2003 and April 30, 2004. The Debenture must be paid in full on the earlier of April 30, 2004 or the closing date of the next round of financing for a minimum of $1,000,000. The Debenture is collateralized under a Security Agreement by all of the Company's assets, including its patent applications. At any time, at the option of the holder, the outstanding principal amount of the debenture is convertible into common shares of the Company at a conversion price of $1.00 per share and accrued interest shall be payable in cash at that time. The Debenture contains various covenants, some of which restrict the ability of the Company to issue further debt or equity securities. The Debenture contains anti-dilution provisions requiring the Company to issue additional shares to the Investor, based upon a stipulated formula, if the Company sells any additional shares at less than $3.00 per share. (See Note 6(B)).

Upon the issuance of the convertible debenture, and in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

Contingently Adjustable Conversion Ratio," there was no beneficial conversion as the market price of the Company's common stock, which was $1.00 on the commitment date, was equivalent to the exercise price of $1.00.

In November 2002, the $100,000 debenture plus accrued interest was converted into 102,568 shares of common stock having a fair value of $102,568. The principal of $100,000 and accrued interest of $2,568 was valued at $1.00 per share based upon recent transaction for the settlement of certain accounts payable and loans payable with the same related party (principal stockholder) and unrelated parties (See Note 6(B)).

NOTE 10  INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense for the years ended March 31, 2005 and 2004, due to the Company's net losses or utilization of net operating loss carryforwards.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2004 and 2003, (computed by applying the United States Federal Corporate tax rate of 34% to consolidated loss before taxes), as follows:

                                             YEARS ENDED MARCH 31,
                                           2005               2004
                                       --------------    ---------------
Computed "expected" tax benefit        $    (667,646)    $      (11,848)
Foreign income tax rate differences            2,196              5,198
Change in deferred tax asset
  valuation allowance                        665,450              6,650
                                       --------------    ---------------
                                       $          --     $           --
                                       ==============    ===============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2005 are as follows:

Deferred tax assets:
United States net operating loss carryforward             $      1,689,357
Canadian net operating loss carryforward                         1,103,470
                                                          --------------------
Total gross deferred tax assets                                  2,792,827
Less valuation allowance                                        (2,792,827)
                                                          --------------------
Net deferred tax assets                                   $            --
                                                          ====================

The valuation allowance at March 31, 2003 was $2,127,377. The net change in valuation allowance during the year ended March 31, 2005 was an increase of approximately $665,450. The Company's subsidiary has net operating losses of approximately $2,659,000 at March 31, 2005 available to offset the subsidiaries' net income through 2010 under Canadian Federal and Provincial tax laws and the parent United States entity has a net operating loss carryforward of approximately $4,969,000 available to offset the parent's net income through 2024.

For the purpose of these estimates, certain stock based expenses aggregating approximately $1,008,000 since inception were considered non-deductible. Actual amounts ultimately deductible may differ from these estimates.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

The utilization of the net operating loss carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 11  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has no revenues, a net loss of $1,963,666 and net cash used in operations of $162,786 in 2005 and a working capital deficiency of $102,326, a stockholders' deficiency of $274,554 and a deficit accumulated during the development stage of $7,794,223 at March 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues (see Note 4(D)). The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the three months ended June 30, 2004, the Company received $35,000 in related party debt financing. In October 2004, the Company closed on a non-brokered private placement of 500,000 shares at a price of $0.50 per share for proceeds of $250,000 of which $100,000 was paid in January 2005 and has also converted a debt of $160,000 into 320,000 shares of common stock (See Note 5(A) and Note 6(B)) The Company recognized a loss of $320,000 on this transaction.

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