Form 10QSB
period 2005-06-30
KYTO BIOPHARMA INC
filed 2005-08-17
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2005
                                     -------------


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _____________ to ____________

                  Commission file number _____________________


                              KYTO BIOPHARMA, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           FLORIDA                                               65-1086538
-------------------------------                              ------------------
(State or other jurisdiction of                                (IRS Employer
 Incorporation or organization)                              Identification No.)


               41A Avenue Road, Toronto, Ontario, M5R 2G3, Canada
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (416) 955-0349
                            -------------------------
                           (Issuer's telephone number)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,986,149 Common Shares - $0.0001 Par Value - as of June 30, 2005.

Transitional Small Business Disclosure Format (Check One)      Yes  [ ] No  [X]

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

FORM 10-QSB


                                     INDEX


                                                                    PAGE NUMBER
                                                                    -----------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Unaudited Consolidated Balance Sheet as of June 30, 2005       3

               Unaudited Consolidated Statements of Operations
               for the three months ended June 30, 2005 and 2004              4

               Unaudited Consolidated Statements of Cash Flows
               for the three months ended June 30, 2005 and 2004              5

               Notes to Unaudited Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8

Item 3.        Controls and Procedures                                        9


PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                             10

Item 2.        Changes in Securities                                         10

Item 3.        Defaults Upon Senior Securities                               10

Item 4.        Submission of Matters to a Vote of Security Holders           10

Item 5.        Other Information                                             10

Item 6.        Exhibits and Reports on Form 8-K                              10


SIGNATURES                                                                   12


CERTIFICATIONS                                                               13

                          PART I- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
================================================================================

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                        $    27,924
  Other receivables                                                 1,558
                                                              -----------
TOTAL CURRENT ASSETS                                               29,482
                                                              -----------

EQUIPMENT, NET                                                        670
                                                              -----------
TOTAL ASSETS                                                  $    30,152
                                                              ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                           $    52,234
   Accounts payable - related party                                 2,225
   Accrued liabilities - related party                             20,000
   Accrued interest payable - related party                        15,078
   Note Payable, related party                                    100,000
   Loans payable - related parties                                  4,556
                                                              -----------
TOTAL CURRENT LIABILITIES                                         194,093

TOTAL LIABILITIES                                                 194,093
                                                              ===========

REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION
   173,058 shares issued and outstanding,
      (Redemption value, $173,058)                                173,058
                                                              -----------

COMMITMENTS (NOTE 3)

STOCKHOLDERS' DEFICIT
   Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, none issued and outstanding                          --
   Common stock, $0.0001 par value, 25,000,000 shares
      authorized, 11,813,091 issued and outstanding                 1,181
   Additional paid-in capital                                  15,079,735
   Deficit accumulated during development stage                (8,714,522)
   Accumulated other comprehensive loss                          (203,380)
                                                              -----------
                                                                6,163,014

   Less: Subscription Receivable                                      (13)
   Less: Deferred consulting fees                              (6,500,000)
                                                              -----------
TOTAL STOCKHOLDERS' DEFICIT                                      (336,999)
                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    30,152
                                                              ===========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


                                                                                 FOR THE PERIOD FROM
                                                                                    MARCH 5, 1999
                                                    THREE MONTHS ENDED JUNE 30     (INCEPTION) TO
                                                   ---------------------------        JUNE 30,
                                                      2005            2004             2005
                                                   -----------     -----------     -----------
OPERATING EXPENSES
   Compensation                                    $    14,957     $    11,034     $ 1,700,408
   Depreciation and amortization                           148             243         813,501
   Consulting                                          843,750              --       3,193,399
   Bad Debt                                                 --              --          12,819
   Director fees                                            --              --          64,100
   Financing fees                                           --              --          28,781
   Professional fees                                    12,000          12,244          85,858
   General and administrative                           15,800          12,710         377,841
   Research and development                             17,500           4,521       1,079,428
   Loss on debt conversion                                  --              --         496,282
   Impairment loss                                          --              --       1,191,846
                                                   -----------     -----------     -----------
TOTAL OPERATING EXPENSES                               904,155          40,752       9,044,263
                                                   -----------     -----------     -----------

LOSS FROM OPERATIONS                                  (904,155)        (40,752)     (9,044,263)

OTHER INCOME (EXPENSES)
   Interest income                                          --              31           4,800
   Interest expense                                     (2,049)         (1,333)        (18,322)
   Gain on debt forgiveness                                 --              --          68,778
   Loss on disposal of equipment                            --              --            (567)
   Foreign currency transaction gain (loss)            (14,082)        (16,866)        274,929
                                                   -----------     -----------     -----------
TOTAL OTHER INCOME (EXPENSE), NET                      (16,131)        (18,168)        329,618
                                                   -----------     -----------     -----------

NET INCOME (LOSS)                                  $  (920,286)    $   (58,920)    $(8,714,645)
                                                   ===========     ===========     ===========

COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)             14,108          17,115        (115,881)
                                                   -----------     -----------     -----------

TOTAL COMPREHENSIVE LOSS                           $  (906,178)    $   (41,805)    $(8,830,526)
                                                   ===========     ===========     ===========

Net Loss Per Share - Basic and Diluted             $     (0.08)    $     (0.01)    $     (1.68)
                                                   ===========     ===========     ===========

Weighted average number of shares outstanding
   during the year - basic and diluted              11,813,091       6,359,758       5,198,263
                                                   -----------     -----------     -----------

     See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

                                                                                                     FOR THE PERIOD FROM
                                                                                                        MARCH 5, 1999
                                                                         THREE MONTHS ENDED JUNE 30     (INCEPTION) TO
                                                                         ---------------------------        JUNE 30,
                                                                            2005            2004             2005
                                                                         -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                                     $  (920,286)    $   (34,846)    $(8,714,509)
   Adjustment to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                              160           1,244         813,513
      Stock based compensation                                               843,750              --       3,727,893
      Stock based consulting expense                                              --              --         854,345
      Stock based director fees                                                   --              --          64,100
      Stock based rent and administrative fees -                                  --          30,000          40,000
      Common stock warrants issued as financing fee                               --              --           3,786
      Loss on disposal of equipment                                               --              --             567
      Impairment loss                                                             --              --       1,191,843
      Gain on settlement of accounts payable                                      --              --         (59,654)
      Loss on debt conversion                                                     --              --         496,282
      Amortization of stock based financing fee                                   --              --          24,997
   Changes in operating assets and liabilities:
      (Increase) decrease in:
         Other receivables                                                     2,608           2,546          (1,557)
         Prepaids and other assets                                            17,500          (1,323)             --
      Increase (decrease) in:
         Accounts payable and accrued expenses                                32,616          33,075         527,330
         Accounts payable-Related Parties                                         --           8,160          18,478
                                                                         -----------     -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (23,652)         38,856      (1,012,586)
                                                                         -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             --              --          (4,463)
                                                                         -----------     -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                             --              --          (4,463)
                                                                         -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issuance, net of
      offering cost                                                               --              --         990,838
   Loan proceeds from related parties, net                                        --          75,463         319,066
   Repayment of loan to related parties                                           --              --         (26,792)
                                                                         -----------     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         --          75,463       1,283,112
                                                                         -----------     -----------     -----------
Effect of Exchange Rate on Cash                                               14,104        (117,341)       (205,510)

Net Increase in Cash and Cash Equivalents                                     (9,548)         (3,022)         60,553

Cash and Cash Equivalents at Beginning of Period                              37,485           5,430              --
                                                                         -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    27,937     $     2,408     $    60,553
                                                                         ===========     ===========     ===========

                  Supplemental Disclosure of Cash Flow Information:
                     Cash paid for:
                        Interest                                         $        --     $        --     $        --
                                                                         ===========     ===========     ===========
                        Taxes                                            $        --     $        --     $        --
                                                                         ===========     ===========     ===========
                  Supplemental Disclosure of Non-Cash Investing and
                  Financing Activities:
                  Conversion of debt to equity                           $   200,000     $        --     $   160,000
                                                                         ===========     ===========     ===========
                  Stock issued for deferred consulting services          $ 6,750,000     $        --     $ 6,750,000
                                                                         ===========     ===========     ===========

     See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
================================================================================


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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending March 31, 2005 included in the Company's Form 10-KSB.

NOTE 2   ACCOUNTS PAYABLE AND LOANS PAYABLE, RELATED PARTIES
------------------------------------------------------------

The Company leases office space and administrative services from a principal stockholder related party. Expenses for the three months ended June 30, 2005 were $10,000 and accrued liabilities at June 30, 2005 were $0.00.

Accounts payable-related party of $2,225 and $13,352 are payables to an officer and a director, respectively for expense reimbursement due.

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

NOTE 6 GOING CONCERN
--------------------

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $164,611 deficit accumulated during development stage of $8,714,522 and a stockholders' deficiency of $336,999 at June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the three months ended June 30, 2004, the Company received $35,000 in related party debt financing (See notes 2 and 4). In October 2004, the Company closed on a non-brokered private placement of 500,000 shares at a price of $0.50 per share for proceeds of $250,000 of which $100,000 is due in January 2005 and has also converted a debt of $160,000 into 320,000 shares of common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and related notes which are included in this quarterly report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to the Company's Form 10-KSB filed with the U.S. Securities Exchange Commission for the year ending March 31, 2005.

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

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital deficiency of $164,611, deficit accumulated during development stage of $8,714,522 and a stockholders' deficiency of $336,999 at June 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has, as of the end of June 30, 2005, $194,093 in total liabilities. We reduced our research activities and the Company estimates that it will require approximately $150,000 to meet its operating costs for this fiscal year, excluding research and development costs. The Company is seeking up to five million dollars ($5,000,000) in research and development funds. In October 2004, the Company closed on a non-brokered private placement of 500,000 shares of common stock at a price of $0.50 per share for proceeds of $250,000 with a related party controlled by a director of the Company. The Company has also converted a debt of $160,000 into 320,000 shares of common stock at the same price. The proceeds from the private placement from that same related party will be used by the Company to develop its portfolio of potential targeted biologic treatments and applied to its working capital.

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $17,500 for the three months ended June 30, 2005. In December 2004, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $35,000 to be appropriated for the initial 6 months of the conduct of the research plan from January 1, 2005 through June 30, 2005. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The $35,000 was paid in January 2005.

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

The report of our Independent Registered Public Accounting Firm on our March 31, 2005 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations. To meet the projected cash requirements as stated above, the Company intends to obtain cash loans from one or more of its stockholders. As the date of filing of this Form 10-QSB with the U.S. Securities and Exchange Commission, the Company did not receive any commitments of any of its stockholders to provide operating loan funds for the Company. We are also looking to merger opportunities or to acquire companies and products to raise capital. We expect to form strategic alliances for product development and to out-license the commercial rights to development partners. By forming strategic alliances with third parties, we believe that our technologies and related products can be more rapidly developed and successfully introduced into the marketplace.

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

(b) Changes in Internal Controls: In the Quarter ended June 30, 2005, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits on page 11.

--------------
*Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission **Filed as Exhibit with this Form 10-QSB, page 12.

                                INDEX TO EXHIBITS


EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

    3(i) (a)     Articles of Incorporation of Kyto Biopharma, Inc.*

    3(i) (b)     Articles of Amendment changing name to Kyto Biopharma, Inc.*

    3(ii)        Bylaws of Kyto Biopharma, Inc.*

    31.1         Section 302 Certification**

    32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**





--------------
* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission
**  Filed as Exhibit with this Form 10-QSB, page 12.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Kyto Biopharma, Inc.
                                       (Registrant)


                                       By: /s/ Jean-Luc Berger, Director
                                           -------------------------------------
                                           Jean-Luc Berger
                                           President and Chief Executive Officer

Date    August 15, 2005