Form 10KSB/A
period 2005-03-31
KYTO BIOPHARMA INC
filed 2005-09-20
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

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

         Transitional Small Business Disclosure Format (Check One)  Yes   No

                              KYTO BIOPHARMA, INC.
                                   FORM 10-KSB/A
                      FOR FISCAL YEAR ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


PART I     .................................................................   3
     ITEM 1. DESCRIPTION OF BUSINESS........................................   3
     ITEM 2. DESCRIPTION OF PROPERTY........................................  14
     ITEM 3. LEGAL PROCEEDINGS..............................................  14
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  14

PART II
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......  15
     ITEM 6. MANAGEMENT `S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....  15
     ITEM 7. FINANCIAL STATEMENTS...........................................  17
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................  17
     ITEM 8A. CONTROLS AND PROCEDURES.......................................  17

PART III....................................................................  18
     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....  18
     ITEM 10. EXECUTIVE COMPENSATION........................................  19
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT....................................................  21
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  22
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................  22
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................  23

   SIGNATURES ..............................................................  24

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

     Kyto's portfolio consists of molecules at the research and development stage which may ultimately prove useful in the treatment of certain types of cancer and inflammatory diseases. Kyto believes that there are several human therapeutics applications for its drug candidates. Specifically, a number of properties of the Company's drug delivery and vitamin B12 depletion technologies suggest a potential role for its drug candidates in the therapy of solid tumors such as colorectal and breast cancer in addition to treatment of leukemias. The following table summarizes the Company's research and product development programs:

----------------------------------------------------------------------------------------------------------
TECHNOLOGIES                    DRUG CANDIDATES            TARGET INDICATION         STATUS
----------------------------------------------------------------------------------------------------------
    Bioconjugates               Paclitaxel                 Oncology                  Pre-clinical
    (Drug Delivery)             Doxorubicin                Oncology                  Pre-clinical
                                Carboplatinum              Oncology                  Pre-clinical
----------------------------------------------------------------------------------------------------------
Monoclonal Antibodies           Transport protein          Oncology                  Pre-clinical
                                Receptor                   Oncology                  Pre-clinical
----------------------------------------------------------------------------------------------------------
    Growth Blockers             Receptor modulators        Oncology                  Pre-clinical
----------------------------------------------------------------------------------------------------------

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

     In addition to the competition, as noted above, the Company faces certain adverse conditions/and/or risks factors as outlined below:

o KYTO'S BUSINESS STRATEGY REQUIRES THAT IT ESTABLISHES AND MAINTAIN GOOD STRATEGIC ALLIANCES. Currently, Kyto is seeking strategic alliances. We have limited experience in establishing and maintaining such strategic alliances and cannot give any assurance that we will be successful in establishing one or more relationships. Our strategy for the research, development and commercialization of our potential biopharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties (for details see below section (3) Research and Development Programs). Specifically, we may seek to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms.

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

     (3) Research and Development Programs
         ---------------------------------

     Kyto believes that there are several applications for its drug candidates. A number of properties of our drug delivery and vitamin B12 depletion technologies suggest a potential role for its drug candidates in the therapy of solid tumors such as colorectal and breast cancer in addition to treatment of leukemias. Specifically, Kyto's research and product development programs include the following projects:

-------------------------------------------------------------------------------------------------------------
Technologies /                   Clinical      Status                   Collaborators
Drug Candidates                  Market
-------------------------------------------------------------------------------------------------------------
Drug Delivery
Bioconjugates
-------------------------------------------------------------------------------------------------------------
     Paclitaxel                  Oncology      Pre-clinical             New York University
     Doxorubicin                 Oncology      Pre-clinical
     Carboplatinum               Oncology      Pre-clinical
-------------------------------------------------------------------------------------------------------------
Vitamin B12 Depletion
Monoclonal Antibodies
-------------------------------------------------------------------------------------------------------------
     Transport protein           Oncology      Pre-clinical             Medarex Inc.
                                                                        The Research Foundation of State
     Receptor                    Oncology      Pre-clinical             University of New York

-------------------------------------------------------------------------------------------------------------
Receptor Modulators
-------------------------------------------------------------------------------------------------------------
     Growth blockers             Oncology      Pre-clinical             --
-------------------------------------------------------------------------------------------------------------

     In common with other biotechnology companies, it has been the Company's strategy to develop technologies that target the development of therapeutics which address large unmet market opportunities. A hallmark of this business strategy is to leverage strategic alliances with biotechnology companies and academic centers to enhance internal development. In congruence with the above trends, the Company has implemented the first phase intended to leverage the development, regulatory and commercialization expertise of potential corporate partners to accelerate the development of its products while retaining full or co-promotion rights, as implemented with the research programs with the State University of New York, New-York University, and Medarex Inc. Currently, this strategy circumvents costly implementation and operation of laboratory facilities, reduces development costs and maximizes flexibility.

     In order to conduct the research necessary to conduct pre-clinical and proceed later into human clinical trials, experience in several scientific areas is required. For the current effort in targeting the vitamin B12 pathway, these include:

     (a)  Knowledge of vitamin B12 metabolism and cellular uptake;
     (b)  Diseases and market awareness, with initial focus in Oncology
     (c)  Gene cloning and expression (i.e. recombinant protein technology);
     (d)  Organic chemistry;
     (e)  Scale-up manufacture of drug candidates; and
     (f) In vitro and in vivo models to study toxicity and therapeutic efficacy of drug candidates

     Some of our product development programs depend on our ability to maintain rights under collaboration agreements. These partners have the power to terminate the agreements with us if we fail to meet our obligations under these agreements. If we default under any of these collaboration agreements, we may lose or partially lose our rights to market and sell any future products based on the developed technologies.

The Research Foundation of State University of New York

     On August 1999, the Company and The Research Foundation of State University of New York (RFSUNY) have entered into a research collaboration agreement (the "RFSUNY Agreement") aimed to evaluate and investigate the biological activities of monoclonal antibodies and vitamin B12 related agents that have potential uses in patient care and treatment. The RFSUNY Agreement was further amended with Extension Modification of Research Collaboration Agreement Modification No. 1 and No. 2 entered on February 2001 and December 2004, respectively.

     The RFSUNY Agreement grants the Company an option to negotiate and acquire an exclusive world-wide, royalty bearing license to the antibodies. The Company and RFSUNY agreed to enter into good faith negotiations regarding the terms and conditions of said license, and further agree to negotiate license fee rates and other payments that are fair and reasonable to both parties. If RFSUNY and the Company fail to enter into an agreement during that period of time, the Company shall have a right of first refusal to any terms generally more favourable offered by the University to a third party for a period of one year thereafter. To date, the parties did not enter into the negotiation period. The Company paid $97,392.00 in November 2004 for the work performed under the RFSUNY Agreement and Modification No. 1 and $35,000 in January 2005 under Modification No. 2 for a total of $132,392 paid to RFSUNY. In December 2004, the Company signed an Extension Modification of Research Collaboration Agreement Modification No. 2 with RFSUNNY regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $35,000 to be appropriated for the initial 6 months of the conduct of the research plan from January 1, 2005 through June 30, 2005. Also, the Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The $35,000 was paid in January 2005.

New York University

     On November 1999, the Company and New York University ("NYU") have entered into a collaborative research agreement (the "NYU Agreement") to synthesize new vitamin B12 analogs. For the work performed under the terms of NYU Agreement, the Company was indebted to NYU in the aggregate amount of $102,780, and the parties agreed to convert this debt into common stock from treasury of the Company for issuance of 113,058 common shares pursuant to the terms of a Debt Settlement Agreement and Put option (the "Put Option Agreement") dated November 19, 2002. Specifically, three years from the date of the initial settlement, the put option holders have a thirty-day period in which to notify the Company of their intent to put the options back to the Company at a redemption price of $1.00 per share. The Company will then have 90 days from the notification date to make the required payment. To date, the Company has not received a notification from NYU regarding their intention to redeem their shares according to the Put Option Agreement. Under the NYU Agreement, NYU granted the Company an exclusive option at any time during the option period to negotiate a new agreement with respect to an exclusive worldwide license to use and practice the Research Technology. The license shall include reasonable and customary terms and conditions (including, but not limited to reasonable royalties) with respect to university-industry agreements. The Agreement is expected to be terminated once the Option period is expired.To date, the parties did not initiate the option period and the Company has no further financial obligation towards NYU.

Medarex Inc.

     On January 2001, the Company and Medarex Inc. (NasdaqNM:MEDX) have entered into an agreement for the research, development and commercialization of novel cancer therapeutics through the application of Medarex's UltiMAb Human Antibody Development Systemsm. The Company is contributing several cancer related targets to the collaboration. By having access to Medarex' human antibody platform and development capability, the Company will be able to efficiently advance its development program to human clinical trials and reduce operating costs. The Medarex' T-12 Development program TM - "Target to Trial" in about 12 months - has been documented as one of the most advanced approach for the development of high affinity fully human therapeutic antibodies.

     Under terms of the agreement, the Company will develop and commercialize human antibody products resulting from this alliance. Medarex is responsible for generating fully human antibodies to targets provided by Kyto. Some of the scientific emanating from the collaboration with Medarex is outlined below:

     o Creation of high-affinity, fully human antibodies against targets delivered by the Company

     o    Cell line development

     o    Purification process development

     o    Quality control assay development and validation

     o    Scale up of complete production process

     o    Production and release of lot for toxicology studies

     o Production and release of vialed products for Phase I/II clinical trials

     o    Preparation and maintenance of various reports and records, including
          SOPs

     o Preparation and submission of a Drug Master File to U.S. FDA, and/or European regulatory agencies

     During January 2001, the Company issued 400,000 fully vested common shares to Medarex (a third party research and development subcontractor) to be used as credit against $1,200,000 in future invoiced license and royalty fees. Based on the contract, the shares had a fair value of $3.00 per share and stated anti-dilution provisions provided to Medarex, the Company valued the 400,000 shares at $1,200,000, which reflected the best available evidence as to the valuation of these shares at the time of issuance. The value, considered a prepaid expense, was recorded as deferred consulting fees deducted from stockholders' deficiency, to be amortized against future invoices. During 2003, in accordance with the anti-dilution provision, the Company issued an additional 800,000 shares for common stock having a fair value of $1.00 per share based on recent transactions upon which certain accounts payable and loans payable with related and unrelated parties were settled. For financial accounting purposes, the additional shares are valued at $800,000 based on contemporaneous transactions at $1.00 per share and were recorded as an addition to the $1,200,000 deferred consulting fees for a total of $2,000,000.

     During the year ended March 31, 2001, we entered into an agreement with Medarex for services totaling $200,000. On November 11, 2002, the Company and Medarex mutually agreed that in lieu of the $200,000 payment, Medarex would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with Medarex. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (6.75% at March 31, 2005). Interest is accrued and payable quarterly. At March 31, 2005, accrued interest totaled $13,029. In connection with the promissory note, all principal and accrued interest is payable in full upon the earliest of the following:

          (i) The date on which the Company raises at least $1,000,000 in funding within a twelve-month period;

          (ii) The date on which an agreement between the Company, vendor and other unrelated party terminates; or

          (iii) Three years from the date of the promissory note (i.e. the note is due in November 2005)

     As of March 31, 2005, no services had yet been performed under the terms of the agreement. As a result of the 1,300,000 shares issued, Medarex is a principal stockholder of the Company with approximately 11.0% of the outstanding common shares and thus, a related party.


     (4) Distribution of Products

     All our drug candidates are still in research and preclinical development, which means that they have not yet been tested on humans. We will need to commit significant time and resources to develop these product candidates. Because of capital constraints, the Company has decided to focus its financial resources to
i) the development of its monoclonal antibodies and ii) the pre-clinical development of its first lead drug candidate based on paclitaxel conjugated to vitamin B12 for out-licensing.

     The Company intends to further leverage its resources by continuing to enter into strategic alliances and novel financing mechanisms to enhance its internal development and commercialization capabilities. Moreover the Company will continue to focus its resources on research and development activities by outsourcing its requirements for manufacturing, regulatory and clinical monitoring activities. This will allow the Company to focus on its core discovery and development programs. We believe this model is consistent with current biotechnology and pharmaceutical industry licensing practices. In addition, although out-licensing is a primary strategy of the Company, we may choose to retain co-development or marketing rights to particular drug products if we consider it appropriate to do so. Our objectives in seeking to out-license candidates include:

     o Obtaining long term revenues streams from royalty payments on the sale of the products

     o Providing access to the resources and experience of large pharmaceutical or biotechnology companies

     o    Obtaining up-front payments for products sub-licensing rights

     o    Minimizing development expenditures through cost sharing programs

     As the first drug candidate based on our drug delivery technology - paclitaxel conjugated to vitamin B12 - enters formal preclinical program, the Company plans to outsource specific study components to a Chemical Contract Manufacturer (CCM) and an integrated Contract Research Organizations (CRO) to permit the conduct of concurrent studies. During the preclinical development of a new drug candidate, a diverse number of studies relating chemistry, formulation, animal pharmacology, toxicology, manufacturing and clinical supplies are required to meet the regulatory requirements of an Investigational New Drug (IND) submission. During the fiscal year, we had several meetings with potential third parties to determine their interest to license or co-develop the paclitaxel conjugate. We also reviewed the possibility to have a CRO as a strategic partner as opposed to a service provider. Due to the limited internal project management staff, we may prefer to outsource the entire pre-clinical program to a vertically integrated CRO capable of handling studies from discovery screening to IND filing. Based on discussion with independent chemical manufacturer contractors and CROs, we anticipate a budget of $2.0 million to file an IND with the FDA and a development time frame of 18 to 24 months per selected bioconjugate. To date, the Company did not enter into any agreements with any third parties for the future development of the paclitaxel conjugate.

     During the fiscal year, some data issued of the monoclonal antibodies program were reviewed by the Company and submitted for publications in peer-reviewed scientific journals by the State University of New York. The Company intends to make these peer-reviewed papers available to the public via News Release and posting them on its website as it receives confirmation letter from the editors. The Company will increase its meeting with potential partners during the third and fourth quarter of the current calendar year in order to seek a partner to further co-develop these antibodies. Based on discussion with Medarex, the Company anticipates a budget of $2.0 million to file an IND with the FDA and a development time frame of 12 to 18 month per selected antibody.

     Our compounds may not enter human clinical trials on a timely basis, if at all, and we may not develop any product candidates suitable for commercialization. Prior to commercialization, each product candidate will require significant additional research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may: i) be found ineffective or cause harmful side effects during preclinical testing or clinical trials, ii) fail to receive necessary regulatory approvals, iii) be difficult to manufacture on a large scale, iv) be uneconomical to produce, v) fail to achieve market acceptance, or vi) be precluded from commercialization by proprietary rights of third parties.

     The Company has no specific marketing plans beyond those mentioned above. Future marketing will depend upon the amount of capital realized by the Company.

     (5) Patents

         Kyto's patent strategy has been to develop an "umbrella" of patents protecting its core technology and their therapeutic uses and the underlying technologies used to create them. The Company has filed a number of patent applications in the United States, the PCT Member Countries, Japan, and in most other jurisdictions to protect its proprietary rights in the development of its technologies and products. To date, 16 patents have been issued. Kyto is co-assignee on the issued and pending patents along with the State University of New York. The Company shall also amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY according to an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNNY) signed in December 2004. The following is a list of the issued patents:

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

     (D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

     None


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     (A) PLAN OF OPERATION

     The following discussion should be read in conjunction with the financial statements and related notes which are included in this Form 10-KSB/A for the year ending March 31, 2005. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-KSB filed with the U.S. Securities Exchange Commission.

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


     (F) CODE OF ETHICS

     At the time of filing this Form 10-KSB, the Company has not adopted a code of ethics that applies to all directors, officers, employees and agents including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Management and the Board of Directors have initiated the drafting of the Code of Ethics and expect to file the document in a timely manner.

The Code of Ethics is intended to promote, among other things:

     o honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     o full, fair, accurate, timely and understandable disclosure in continuous disclosure reports and documents filed with or submitted to securities regulators, and other public communications;

     o    compliance with applicable governmental laws, rules and regulations;

     o prompt internal reporting of violations of the Code to the appropriate person identified in the Code; and,

     o    accountability for adherence to the Code.

     The Code of Ethics is intended to provide general guidance as to ethical behaviour when dealing with other people - from employees, officers and directors to customers, suppliers, government authorities and the public. The Code of Ethics of Kyto Biopharma will be available at a dedicated page on the Company's website (www.kytobiopharma.com). All of our directors, officers, employees, agents and consultants are expected to adhere to the principles of the Code of Ethics in their dealings with us.


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



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A) LISTING OF EXHIBITS

EXHIBIT NUMBER      DESCRIPTION
--------------      ------------
   3(i)(a)          Articles of Incorporation of Kyto Biopharma, Inc.*

   3(i)(b)          Articles of Amendment changing name to Kyto Biopharma, Inc.*

   3(ii)            Bylaws of Kyto Biopharma, Inc.*


10.1 Research collaboration agreement between The Research Foundation of State University of New York and B. Twelve Ltd. (Kyto Biopharma, Inc.) [dated August 19, 1999]**

10.2 Collaborative Research Agreement to synthesize new vitamin B12 analogs signed between the Company and New York University [dated November 11, 1999]**

10.3 Extension/Modification Research Collaboration Agreement between the Research Foundation of State University of New York and B Twelve, Inc., (Kyto Biopharma, Inc.) Modification No. 1 [dated November 01, 2000]**

10.4                Debt Settlement Agreement and Put Option (dated November
                    2002) between Kyto Biopharma, Inc. and New York
                    University.**

10.5 Extension/Modification Research Collaboration Agreement between the Research Foundation of State University of New York and Kyto Biopharma, Inc., Modification No. 2 [dated December 2004]. **

10.6 Services Agreement between Kyto Biopaharma, Inc. and Gerard Serfati [dated November 1, 2004]***

31.1                Section 302 Certification**

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission
**  Filed as Exhibit with this Form 10-KSB.
*** Previously filed with Form S-8 on November 18, 2004.

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


DATE: September 16, 2005                  KYTO BIOPHARMA, INC.


                                          By: /s/ Jean-Luc Berger
                                              ----------------------------------
                                              Jean-Luc Berger
                                              President & C.E.O.
                                              And Acting Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE: September 16, 2005                  KYTO BIOPHARMA, INC.


                                          By: /s/ Jean-Luc Berger
                                              ----------------------------
                                              Jean-Luc Berger
                                              President & C.E.O.,
                                              And Acting Chief Financial Officer


DATE: September 16, 2005                  KYTO BIOPHARMA, INC.


                                          By: /s/ Georges Benarroch
                                              ----------------------------------
                                              Georges Benarroch
                                              Director

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