Form 10QSB
period 2005-09-30
KYTO BIOPHARMA INC
filed 2005-11-14
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended    September 30, 2005
                                        ------------------


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from                     to
                                     -------------------    ----------------

Commission file number
                      --------------


                              KYTO BIOPHARMA, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           FLORIDA                                             65-1086538
-------------------------------                           -------------------
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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,986,149 Common Shares - $0.0001 Par Value - as of September 30, 2005.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]   No [X]

                      KYTO BIOPHARMA, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                                  FORM 10-QSB


                                     INDEX


PART I.     FINANCIAL INFORMATION



Item 1.     Financial Statements (Unaudited)

                                                                     PAGE NUMBER
                                                                     -----------
            Unaudited Consolidated Balance Sheet as of
               September 30, 2005                                          3

            Unaudited Consolidated Statements of Operations for
               the six months ended September 30, 2005 and 2004            4

            Unaudited Consolidated Statements of Cash Flows for
               the six months ended September 30, 2005 and 2004            5

            Notes to Unaudited Consolidated Financial Statements           6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8

Item 3.     Controls and Procedures                                        9


PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings                                              10

Item 2.     Changes in Securities                                          10

Item 3.     Defaults Upon Senior Securities                                10

Item 4.     Submission of Matters to a Vote of Security Holders            10

Item 5.     Other Information                                              10

Item 6.     Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                                 12


CERTIFICATIONS                                                             13

                          PART I- FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005


ASSETS
------


CURRENT ASSETS
    Cash                                                   $      6,761
    Other receivables                                             2,718
                                                           ------------
TOTAL CURRENT ASSETS                                              9,479
                                                           ------------

EQUIPMENT, NET                                                      547
                                                           ------------


TOTAL ASSETS                                               $     10,026
                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
    Accounts payable                                       $     63,206
    Accounts payable - related party                              2,225
    Accrued liabilities - related party                          30,000
    Accrued interest payable - related party                     17,308
    Note Payable, related party                                 100,000
    Loans payable - related parties                               4,802
                                                           ------------
TOTAL CURRENT LIABILITIES                                       217,540
                                                           ------------

TOTAL LIABILITIES                                               217,540
                                                           ------------

REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION
    173,058 shares issued and outstanding,
       (Redemption value, $173,058)                             173,058
                                                           ------------

COMMITMENTS (NOTE 3)

STOCKHOLDERS' DEFICIT
    Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, none issued and outstanding                        --
    Common stock, $0.0001 par value, 25,000,000 shares
      authorized, 11,813,091 issued and outstanding               1,181
    Additional paid-in capital                               15,079,735
    Deficit accumulated during development stage             (9,543,043)
    Accumulated other comprehensive loss                       (262,182)
                                                           ------------
                                                              5,275,691
    Less: Subscription Receivable                                   (13)
    Less: Deferred consulting fees                           (5,656,250)
                                                           ------------
TOTAL STOCKHOLDERS' DEFICIT                                    (380,573)
                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $     10,026
                                                           ============


See Accompanying Notes to Unaudited Consolidated Financial Statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                        FOR THE PERIOD FROM
                                                                                                           March 5, 1999
                                                                                                          (Inception) to
                                    Three Months Ended September 30,    Six Months Ended September 30      September 30,
                                        2005              2004              2005              2004            2005
                                      -----------      -----------      -----------      -----------      -----------
Operating Expenses
   Compensation                       $    14,879      $        --      $    29,836      $        --      $ 1,715,287
   Depreciation and amortization              154              252              302              495          813,655
   Consulting                             843,750           11,466        1,687,500           22,500        4,037,149
   Bad Debt                                    --               --               --               --           12,819
   Director fees                               --               --               --               --           64,100
   Financing fees                              --               --               --               --           28,780
   Professional fees                           --            1,286           12,000           13,530           85,858
   General and administrative              11,291           15,804           27,116           28,514          389,157
   Research and development                14,202            2,001           31,702            6,522        1,093,630
   Settlement loss                             --               --               --               --          496,282
   Impairment loss                             --               --               --               --        1,191,846
                                      -----------      -----------      -----------      -----------      -----------
TOTAL OPERATING EXPENSES                  884,276           30,809        1,788,456           71,561        9,928,563
                                      -----------      -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                     (884,276)         (30,809)      (1,788,456)         (71,561)      (9,928,563)
                                      -----------      -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSES)
   Interest income                             --               --               --               31            4,800
   Interest expense                        (2,793)          (1,554)          (4,842)          (2,887)         (21,115)
   Gain on debt forgiveness                    --            9,124               --            9,124               --
   Loss on settlement of accounts
      payable                                  --               --             2.00               --           68,780
   Loss on disposal of equipment               --               --               --               --             (567)
   Foreign currency transaction
      gain (loss)                          59,844           56,847           44,476           39,982          333,487
                                      -----------      -----------      -----------      -----------      -----------
TOTAL OTHER INCOME (EXPENSE), NET          57,051           64,417           39,636           46,250          385,385
                                      -----------      -----------      -----------      -----------      -----------

NET INCOME (LOSS)                     $  (827,225)     $    33,608      $(1,748,819)     $   (25,311)     $(9,543,178)
                                      ===========      ===========      ===========      ===========      ===========

Comprehensive Income (Loss)
   Foreign currency translation
      gain (loss)                         (58,806)         (57,596)         (44,698)         (40,481)        (262,182)
                                      -----------      -----------      -----------      -----------      -----------

Total Comprehensive Loss              $  (886,031)     $   (23,988)     $(1,793,517)     $   (65,792)     $(9,805,360)
                                      ===========      ===========      ===========      ===========      ===========

Net Loss Per Share - Basic and
   Diluted                            $     (0.07)     $      0.01      $     (0.15)     $     (0.00)     $     (1.75)
                                      ===========      ===========      ===========      ===========      ===========

Weighted average number of shares
   outstanding during the year -
   basic and diluted                   11,813,091        6,359,758       11,813,091        6,359,758        5,451,726
                                     ============      ===========      ===========      ===========      ===========


See Accompanying Notes to Unaudited Consolidated Financial Statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                                                                   FOR THE PERIOD FROM
                                                                                                      MARCH 5, 1999
                                                                                                     (INCEPTION) TO
                                                                      Six Month Ended September 30     SEPTEMBER 30,
                                                                         2005             2004             2005
                                                                      -----------      -----------      -----------
Cash Flows from Operating Activities:
    Net Income (loss)                                                 $(1,748,820)     $   (25,311)     $(9,543,043)
    Adjustment to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                           283              463          813,636
      Stock based compensation                                          1,687,500               --        4,571,643
      Stock based consulting expense                                           --               --          854,345
      Stock based director fees                                                --               --           64,100
      Stock based rent and administrative fees                                 --               --           40,000
      Common stock warrants issued as financing fee                            --               --            3,786
      Loss on disposal of equipment                                            --               --              567
      Impairment loss                                                          --               --        1,191,843
      Gain on settlement of accounts payable                                   --           (9,124)         (59,654)
      Loss on debt conversion                                                  --               --          496,282
      Amortization of stock based financing fee                                --               --           24,997
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Other receivables                                                  1,448           (1,341)          (2,717)
         Prepaids and other assets                                         17,500            1,323               --
      Increase (decrease) in:
         Accounts payable and accrued expenses                             56,064            6,956          550,778
         Accounts payable-Related Parties                                      --           32,503           18,478
                                                                      -----------      -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        13,975            5,469         (974,959)
                                                                      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                         --               --           (4,463)
                                                                      -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                          --               --           (4,463)
                                                                      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of
      offering cost                                                            --               --          958,222
    Loan proceeds from related parties, net                                    --           35,000          319,066
    Repayment of loan to related parties                                       --               --          (26,792)
                                                                      -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      --           35,000        1,250,496
                                                                      -----------      -----------      -----------

Effect of Exchange Rate on Cash                                           (44,698)         (40,481)        (264,312)

Net Increase in Cash and Cash Equivalents                                 (30,723)             (12)           6,762

Cash and Cash Equivalents at Beginning of Period                           37,485            2,408               --
                                                                      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     6,762      $     2,396      $     6,762
                                                                      ===========      ===========      ===========


         Supplemental Disclosure of Cash Flow Information:
                 Cash paid for:
                    Interest                                          $        --      $        --      $        --
                                                                      ===========      ===========      ===========
                    Taxes                                             $        --      $        --      $        --
                                                                      ===========      ===========      ===========

         Supplemental Disclosure of Non-Cash Investing and
         Financing Activities:
         Conversion of debt to equity                                 $   200,000      $        --      $   160,000
                                                                      ===========      ===========      ===========
         Stock issued for deferred consulting services                $ 6,750,000      $        --      $ 6,750,000
                                                                      ===========      ===========      ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

NOTE 2   ACCOUNTS PAYABLE AND LOANS PAYABLE, RELATED PARTIES
------------------------------------------------------------

The Company leases office space and administrative services from a principal stockholder related party. Expenses for the six months ended September 30, 2005 were $20,000 and accrued liabilities at September 30, 2005 were $30.000.

Accounts payable-related party of $1,005 and $2,225 are payables to an officer and a director, respectively for expense reimbursement due. Compensation of $30,000 is owed to an officer of the Company and a loan of $4,802 is due to a Director.

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

NOTE 4   STOCKHOLDERS' DEFICIENCY
----------------------------------

(A) REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION

         In November 2002 and February 2003, the Company issued an aggregate 273,058 shares of its common stock having a fair value of $273,058 to settle certain accounts payable under a debt settlement agreement ("agreement") with three unrelated parties. Of the total stock issued in connection with the agreement, two of these parties received an aggregate 173,058 shares of common stock. In addition, these two creditors received a written put option for the aggregate 173,058 shares of common stock previously issued. Specifically, three years from the date of the initial settlement, the put option holders have a thirty-day period in which to notify the Company of their intent to put the options back to the Company at a redemption price of $1.00 per share. The Company will then have 90 days from the notification date to make the required payment. The redemption value of these shares of common stock at September 30, 2005 is $173,058. In accordance with the provisions of EITF No.00-19, since the contract requires a net cash settlement (transfer of assets to settle obligation), the put options are classified preceding stockholders' deficiency as temporary equity. The provisions of SFAS No. 150 were not effective for these transactions since the effective date for SFAS No. 150 was May 31, 2003, with no retroactive accounting treatment allowed.

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

NOTE 6 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $208,061 deficit accumulated during development stage of $9,543,043 and a stockholders' deficiency of $380,573 at September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

A research project sponsored by the Company was presented at the Gordon Research Conferences on Vitamin B12 & Corphins, September 18-23, 2005, Queen's College Oxford, UK. The paper entitled "Targeting transcobalamin' receptor in cancer therapy" was presented by Edward V. Quadros et al. from State University of New York. The Gordon Research Conferences provide an international forum for the presentation and discussion of frontier research in the biological, chemical, and physical sciences, and their related technologies.

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital deficiency of $208,061 deficit accumulated during development stage of $9,543,043 and a stockholders' deficiency of $380,573 at September 30, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has, as of the end of September 30, 2005, $217,540 in total liabilities. We reduced our research activities and the Company estimates that it will require approximately $150,000 to meet its operating costs for this fiscal year, excluding research and development costs. The Company is seeking five hundred thousand dollars ($500,000) in research and development funds. In October 2004, the Company closed on a non-brokered private placement of 500,000 shares of common stock at a price of $0.50 per share for proceeds of $250,000 with a related party controlled by a director of the Company. The Company has also converted a debt of $160,000 into 320,000 shares of common stock at the same price. The proceeds from the private placement from that same related party was used by the Company to develop its portfolio of potential targeted biologic treatments and applied to its working capital.

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $31,702 for the six months ended September 30, 2005. In December 2004, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $35,000 to be appropriated for the initial 6 months of the conduct of the research plan from January 1, 2005 through June 30, 2005. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The $35,000 was paid in January 2005.

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

(b) Changes in Internal Controls: In the Quarter ended September 30, 2005, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.



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

   10.5 Extension/Modification Research Collaboration Agreement between the Research Foundation of State University of New York and Kyto Biopharma, Inc., Modification No. 2 [dated December 2004]. **

   10.6 Services Agreement between Kyto Biopharma, Inc. and Gerard Serfati [dated November 1, 2004]***

   31.1             Section 302 Certification**

   32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

------------
* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission **Filed as Exhibit with this Form 10-QSB. *** Previoulsy filed with Form S-8 on November 18, 2004.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Kyto Biopharma, Inc.
                                           (Registrant)


Date      November 11, 2005                /s/  Jean-Luc Berger, Director
                                           -------------------------------------
                                           (Signature)
                                           Jean-Luc Berger
                                           President and Chief Executive Officer
                                           And Acting Chief Executive Officer