Form 10QSB
period 2005-12-31
KYTO BIOPHARMA INC
filed 2006-02-24
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended December 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,986,149 Common Shares - $0.0001 Par Value - as of December 31, 2005.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

FORM 10-QSB

INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
Item 1.  Financial Statements (Unaudited)

         Unaudited Consolidated Balance Sheet
         as of December 31, 2005                                          3

         Unaudited Consolidated Statements of Operations
         for the nine months ended December 31, 2005 and 2004             4

         Unaudited Consolidated Statements of Cash Flows
         for the nine months ended December 31, 2005 and 2004             5

         Notes to Unaudited Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

Item 3.  Controls and Procedures                                         10

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                               10

Item 2.  Changes in Securities                                           10

Item 3.  Defaults Upon Senior Securities                                 10

Item 4.  Submission of Matters to a Vote of Security Holders             10

Item 5.  Other Information                                               10

Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                               12

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS

Current Assets
    Cash                                                   $      3,120
    Other receivables                                             3,773
                                                           ------------
TOTAL CURRENT ASSETS                                              6,893
                                                           ------------

Equipment, net                                                      388
                                                           ------------


TOTAL ASSETS                                               $      7,281
                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                       $     87,372
    Accounts payable - related party                              2,225
    Accrued liabilities - related party                          40,000
    Accrued interest payable - related party                     19,727
    Note Payable, related party                                 100,000
    Loans payable - related parties                               4,800
                                                           ------------
TOTAL CURRENT LIABILITIES                                       254,124
                                                           ------------

TOTAL LIABILITIES                                               254,124
                                                           ------------

REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION
    60,000 shares issued and outstanding,
       (Redemption value, $60,000)                               60,000
                                                           ------------

STOCKHOLDERS' DEFICIT
    Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, none issued and outstanding                        --
    Common stock, $0.0001 par value, 25,000,000 shares
      authorized, 11,926,149 issued and outstanding               1,193
    Additional paid-in capital                               15,192,782
    Deficit accumulated during development stage            (10,425,625)
    Accumulated other comprehensive loss                       (262,630)
                                                           ------------
                                                              4,505,720
    Less: Subscription Receivable                                   (13)
    Less: Deferred consulting fees                           (4,812,550)
                                                           ------------
TOTAL STOCKHOLDERS' DEFICIT                                    (306,843)
                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $      7,281
                                                           ============

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          FOR THE PERIOD FROM
                                                                                                              MARCH 5, 1999
                                     THREE MONTHS ENDED DECEMBER 31      NINE MONTHS ENDED DECEMBER 31       (INCEPTION) TO
                                         2005              2004              2005              2004        DECEMBER 31, 2005
                                     ------------      ------------      ------------      ------------   -------------------
OPERATING EXPENSES
   Compensation                      $     14,955      $    562,500      $     44,791      $    562,500      $  1,730,242
   Depreciation and amortization              157               270               459               765           813,812
   Consulting                             843,700            14,783         2,531,200            37,283         4,880,849
   Bad Debt                                    --                --                --                --            12,819
   Director fees                               --                --                --                --            64,100
   Financing fees                              --                --                --                --            28,781
   Professional fees                        3,450             1,521            15,450            15,051            89,308
   General and administrative              12,355            13,281            39,472            41,795           401,512
   Research and development                 5,481            12,207            37,183            18,729         1,099,111
   Loss on debt Conversion                     --           159,986                --            59,986           496,282
   Impairment loss                             --                --                --                --         1,191,846
                                     ------------      ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                  880,098           764,548         2,668,555           836,109        10,808,662
                                     ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                     (880,098)         (764,548)       (2,668,555)         (836,109)      (10,808,662)
                                     ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES)
   Interest income                             --                --                --                31             4,922
   Interest expense                        (2,420)           (1,575)           (7,261)           (4,462)          (23,534)
   Gain on debt forgivemess                    --                --                 2             9,124            68,780
   Loss on disposal of equipment               --                --                --                --              (567)
   Foreign currency transaction
     gain (loss)                             (673)           50,819            44,425            90,801           333,436
                                     ------------      ------------      ------------      ------------      ------------
TOTAL OTHER INCOME
  (EXPENSE), NET                           (3,093)           49,244            37,166            95,494           383,037
                                     ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                    $   (883,191)     $   (715,304)     $ (2,631,389)     $   (740,615)     $(10,425,625)
                                     ============      ============      ============      ============      ============

COMPREHENSIVE INCOME (LOSS)
   Foreign currency
   translation gain (loss)                 13,661           (50,974)           45,145           (91,455)         (203,376)
                                     ------------      ------------      ------------      ------------      ------------

TOTAL COMPREHENSIVE LOSS             $   (869,530)     $   (766,278)     $ (2,586,244)     $   (832,070)     $(10,629,001)
                                     ============      ============      ============      ============      ============

Net Loss Per Share -
  Basic and Diluted                  $      (0.07)     $      (0.08)     $      (0.22)     $      (0.10)     $      (1.83)
                                     ============      ============      ============      ============      ============

Weighted average number
  of shares outstanding
  during the year -
  basic and diluted                    11,827,069         9,077,367        11,827,069         7,268,922         5,688,023
                                     ============      ============      ============      ============      ============

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            FOR THE PERIOD FROM
                                                                                               MARCH 5, 1999
                                                           NINE MONTHS ENDED DECEMBER 31      (INCEPTION) TO
                                                               2005              2004        DECEMBER 31, 2005
                                                           ------------      ------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                      $ (2,631,402)     $   (740,615)     $(10,425,625)
    Adjustment to reconcile net income (loss)
      to net cash used in operating activities:
      Depreciation and amortization                                 442               684           813,795
      Stock based compensation                                2,531,200           562,500         5,415,343
      Stock based consulting expense                                 --                --           854,345
      Stock based director fees                                      --                --            64,100
      Stock based rent and administrative fees                       --           199,998            40,000
      Common stock warrants issued as financing fee                  --                --             3,786
      Loss on disposal of equipment                                  --                --               567
      Impairment loss                                                --                --         1,191,843
      Gain on settlement of accounts payable                         --            (9,124)          (59,654)
      Loss on settlement of accounts payable                         --               (14)          496,282
      Amortization of stock based financing fee                      --                --            24,997
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Other receivables                                          393            (2,755)           (3,772)
         Prepaids and other assets                               17,500             1,325                --
      Increase (decrease) in:
         Accounts payable and accrued expenses                   92,463          (100,673)          587,177
         Accounts payable-Related Parties                           184             2,225            18,662
                                                           ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              10,780           (86,449)         (978,154)
                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                               --                --            (4,463)
                                                           ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                --                --            (4,463)
                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of
      offering cost                                                  --           150,000           958,222
    Loan proceeds from related parties, net                          --            35,000           319,066
    Repayment of loan to related parties                             --                --           (26,792)
                                                           ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            --           185,000         1,250,496
                                                           ------------      ------------      ------------

Effect of Exchange Rate on Cash                                 (45,145)          (91,455)         (264,759)

Net Increase in Cash and Cash Equivalents                       (34,365)            7,096             3,120

Cash and Cash Equivalents at Beginning of Period                 37,485             2,408                --
                                                           ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $      3,120      $      9,504      $      3,120
                                                           ============      ============      ============


  Supplemental Disclosure of Cash Flow Information:
                 Cash paid for:
                    Interest                               $         --      $         --      $         --
                                                           ============      ============      ============
                    Taxes                                  $         --      $         --      $         --
                                                           ============      ============      ============

  Supplemental Disclosure of Non-Cash Investing
    and Financing Activities:
         Conversion of debt to equity                      $         --      $         --      $    160,000
                                                           ============      ============      ============
         Stock issued for deferred consulting services     $         --      $         --      $  6,750,000
                                                           ============      ============      ============

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

NOTE 2   ACCOUNTS PAYABLE AND LOANS PAYABLE, RELATED PARTIES

The Company leases office space and administrative services from a principal stockholder related party. Expenses for the nine months ended December 31, 2005 were $30,000 and accrued liabilities at December 31, 2005 were $40.000 (see Note
6).

Accounts payable-related party of $2,118 and $2,225 are payables to an officer and a director, respectively for expense reimbursement due. Compensation of $48,150 is owed to an officer of the Company and a loan of $4,800 is due to a Director (see Note 6).

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

NOTE 3   COMMITMENTS

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

NOTE 4   STOCKHOLDERS' DEFICIENCY

(A) REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION

         In November 2002 and February 2003, the Company issued an aggregate 273,058 shares of its common stock having a fair value of $273,058 to settle certain accounts payable under a debt settlement agreement ("agreement") with three unrelated parties. Of the total stock issued in connection with the agreement, two of these parties received an aggregate 173,058 shares of common stock. In addition, these two creditors received a written put option for the aggregate 173,058 shares of common stock previously issued. Specifically, three years from the date of the initial settlement, the put option holders have a thirty-day period in which to notify the Company of their intent to put the options back to the Company at a redemption price of $1.00 per share. The Company will then have 90 days from the notification date to make the required payment. The redemption value of these shares of common stock at December 31, 2005 is $60,000. In accordance with the provisions of EITF No.00-19, since the contract requires a net cash settlement (transfer of assets to settle obligation), the put options are classified preceding stockholders' deficiency as temporary equity. The provisions of SFAS No. 150 were not effective for these transactions since the effective date for SFAS No. 150 was May 31, 2003, with no retroactive accounting treatment allowed.

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

NOTE 5 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $247,231 deficit accumulated during development stage of $10,425,625 and a stockholders' deficiency of $306,843 at December 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 6   SUBSEQUENT EVENT

On January 05th, 2006, the Company and a Director of the Company agreed to convert the aggregate amount of $7,027.00 (the "debt") pursuant to an account payable and advance of fund made by the Director to the Company into common stock from treasury of the Corporation for issuance of 14,054 common shares at a price of $0.50 per share, which was the average price for the last trading month (see Note 2).

Also on January 05th, 2006, the Company and a principal stockholder related party agreed to convert the aggregate amount of $40,000 (the "Invoice") for office space and administrative services for the period starting January 01st 2005 and ending December 31, 2005, into common stock from treasury of the Corporation by issuing 80,000 common shares at a price of $0.50 per share , which was the average price for the last trading month. (see Note 2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and related notes which are included in this Quarterly Report. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with our ability to raise capital, our dependence on others for our research and development activities, the future success of our product candidates in development, and other risks described below as well as those discussed elsewhere in this Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, our ability to secure additional financing for our operations, general economic conditions, our ability to develop our products, our ability to repay our outstanding debt obligations, and our ability to fund our operations through March 31, 2006 with our current cash reserves. For further information regarding our business, competition and risk factors, refer to the Company's Form 10-KSB filed with the U.S. Securities Exchange Commission for the year ending March 31, 2005.

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

Since inception, Kyto has been engaged in the development of a portfolio of potential targeted biologic treatments based on:

i) the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells,

ii) the therapeutic effect of vitamin B12 depletion by receptor modulators, and

iii) the delivery of cytotoxic drugs to cancer cells using the vitamin B12 as a Trojan Horse.

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital deficiency of $247,231 deficit accumulated during development stage of $10,425,625 and a stockholders' deficiency of $306,843 at December 31, 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues by licensing activities. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To date, others have conducted the research and development activities on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $37,183 for the six months ended December 31, 2005. In December 2004, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $35,000 to be appropriated for the initial 6 months of the conduct of the research plan from January 1, 2005 through June 30, 2005. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The $35,000 was paid in January 2005.

Management expects the Company to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts expand. To date, we have not had any product sales and do not anticipate receiving any revenue from the sale of products in the upcoming year. Our sources of working capital have been equity financings and interest earned on investments.

During the quarter, Dr. Quadros, our collaborator from the State University of New York (SUNY) Downstate Medical Center received confirmation that he was the recipient of a $258,720 National Health Institute (NIH) grant for the year 2005-2006 as part of a multi-disciplinary research project NIH grant of a $1.5 million to be conducted over the next 5 years to research the transcobalamin receptor (TCR) in cobalamin (Cbl) homeostasis. The studies undertaken by Dr. Quadros are expected to reveal new information on the expression of TCR, whether this pathway could be targeted in cancer therapy and provided a model to understand the metabolic basis for the neuropathological presentation of Cbl deficiency. Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $35,000 to be appropriated for the initial 6 months of the conduct of the research plan from January 1, 2005 through June 30, 2005. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The $35,000 was paid in January 2005.

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

In January 2006, the Company and a Director of the Company agreed to convert the aggregate amount of $7,027.00 (the "debt") pursuant to an account payable and advance of fund made by the Director to the Company into common stock from treasury of the Corporation for issuance of 14,054 common shares at a price of $0.50 per share, which was the average price for the last trading month. Also during the same period, the Company and a principal stockholder related party agreed to convert the aggregate amount of $40,000 (the "Invoice") for office space and administrative services for the period starting January 01st 2005 and ending December 31, 2005, into common stock from treasury of the Corporation by issuing 80,000 common shares at a price of $0.50 per share, which was the average price for the last trading month.

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

The Company has, as of the end of December 31, 2005, $254,124 in total liabilities. During the last nine months, we reduced our research activities and focused our resources to the development of the use of our monoclonal antibodies platform to block the vitamin B12 uptake by cancer cells. The Company estimates that it will require approximately $150,000 to meet its operating costs for this fiscal year, excluding research and development costs. The Company is seeking five hundred thousand dollars ($500,000) in research and development funds. The Company's plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on research activities and the development and application of its antibodies. The Company has also undertaken a review of its research and development activities and continue to look at merger opportunities or to acquire companies and products to raise capital. We have yet to to form a strategic alliance for product development and to out-license the commercial rights to development partners. By forming strategic alliances with third parties, we believe that our technologies and related products would be more rapidly developed and successfully introduced into the marketplace. At the date of filing of this Form 10-QSB with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to provide operating loan funds for the Company. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

(b) Changes in Internal Controls: In the Quarter ended December 31, 2005, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

  31.1             Section 302 Certification**

  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
----------
* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission
**  Filed as Exhibit with this Form 10-QSB.
*** Previoulsy filed with Form S-8 on November 18, 2004.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Kyto Biopharma, Inc.
                                         --------------------
                                         (Registrant)


Date      February 24, 2006              /s/  Jean-Luc Berger, Director
          -----------------              --------------------------------
                                         (Signature)
                                         Jean-Luc Berger
                                         Acting President and
                                         Chief Executive Officer
                                         And Acting Chief Executive Officer