Form 10KSB
period 2006-03-31
KYTO BIOPHARMA INC
filed 2006-06-30
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                    For the fiscal year ended March 31, 2006

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

   B1-114 BELMONT, TORONTO, ONTARIO, CANADA                      M5R 1P8
   (Address of principal executive offices)                     (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. NONE AS OF MARCH 31ST, 2006

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,080,203 COMMON SHARES - $0.0001 PAR VALUE - AS OF MARCH 31, 2006.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [X] NO [ ]

                              KYTO BIOPHARMA, INC.
                                   FORM 10-KSB
                      FOR FISCAL YEAR ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

PART I ....................................................................    3
     ITEM 1.  DESCRIPTION OF BUSINESS .....................................    3
     ITEM 2.  DESCRIPTION OF PROPERTY .....................................    8
     ITEM 3.  LEGAL PROCEEDINGS ...........................................    8
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........    8

PART II ...................................................................    9
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...    9
     ITEM 7.  FINANCIAL STATEMENTS ........................................   13
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE .........................   13
     ITEM 8A. CONTROLS AND PROCEDURES .....................................   13

PART III ..................................................................   14
     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..   14
     ITEM 10. EXECUTIVE COMPENSATION ......................................   15
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT ..................................................   17
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............   18
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ............................   18
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ......................   19

   SIGNATURES .............................................................   20

   CONSOLIDATED FINANCIAL STATEMENTS ......................................  F-1

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

The Company filed a Uniform Business Report (UBR) with the Department of State, State of Florida, for the year 2006 and paid all required fees. Its status is active.

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

Kyto's portfolio consists of molecules at the research and development stage which may ultimately prove useful in the treatment of certain types of cancer and inflammatory diseases. Kyto believes that there are several human therapeutics applications for its drug candidates. Specifically, a number of properties of the Company's drug delivery and vitamin B12 depletion technologies suggest a potential role for its drug candidates in the therapy of solid tumors such as colorectal and breast cancer in addition to treatment of leukemias. The following table summarizes the Company's research and product development programs:

----------------------------------------------------------------------------------
TECHNOLOGIES            DRUG CANDIDATES       TARGET INDICATION   STATUS
----------------------------------------------------------------------------------
   Bioconjugates        Paclitaxel            Oncology            Development
   (Drug Delivery)      Doxorubicin           Oncology            Proof of concept
                        Carboplatinum         Oncology
----------------------------------------------------------------------------------
Monoclonal Antibodies   Transport protein     Oncology            Development
                        Receptor              Oncology            Development
----------------------------------------------------------------------------------
   Growth Blockers      Receptor modulators   Oncology            Proof of concept
----------------------------------------------------------------------------------

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

Kyto's bioconjugate and growth blocker technologies are applicable to a very broad range of therapeutic areas. Each specific technology has the potential to target a large number of therapeutic targets for creation of drug candidates. New drug candidates can be synthesis from:

(a)   Existing drugs;

(b)   Generic drugs;

(c)   Molecules in development, and;

(d) Molecules with attractive biological activity and potency that were never developed because of too short half-life of activity for commercial utility or inadequate safety profile.

The Company believes that its core drug delivery technology exhibits a number of properties that would make it attractive to potential partners and be commercially viable:

(a)   Core component (vitamin B12) and linker are safe and non toxic;

(b)   Core technology is protected by issued patents;

(c)   Versatility of the technology;

(d)   Diverse drug payloads;

(e)   Permit rapid drug creation;

(f)   New bioconjugate constructs are patentable;

(g)   Availability and low cost of raw material, and;

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

The second aspect of Kyto's business is the development of human antibodies. The Company is developing monoclonal antibodies as vitamin B12 receptor control agents for certain pharmaceutical applications including treatment of cancer and autoimmune diseases. Many of the product development issues for antibodies have been addressed over the last ten years including immunogenicity and scale-up manufacturing for therapeutic applications resulting in the approval or pending approval of a number of products in the United States (U.S.) and Europe.

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

Protarga, Inc. is a private U.S. based pharmaceutical company that has developed a technology involving the chemical attachment of natural fatty acids to therapeutic agents that are accumulated by the cells. The Company's first product candidate, Taxoprexin(R) Injection for cancer chemotherapy, is currently being evaluated in eight Phase II clinical studies in the U.S. and Europe.

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

(3) Research and Development Programs

Kyto believes that there are several applications for its drug candidates. A number of properties of our drug delivery and vitamin B12 depletion technologies suggest a potential role for its drug candidates in the therapy of solid tumors such as colorectal and breast cancer in addition to treatment of leukemias. Specifically, Kyto's research and product development programs include the following projects:

----------------------------------------------------------------------------------------
Technologies /            Clinical
Drug Candidates           Market     Status             Collaborators
----------------------------------------------------------------------------------------
Drug Delivery
Bioconjugates
----------------------------------------------------------------------------------------
   Paclitaxel             Oncology   Development        New York University
   Doxorubicin            Oncology   Proof of concept
   Carboplatinum          Oncology   Proof of concept
----------------------------------------------------------------------------------------
Vitamin B12 Depletion
Monoclonal Antibodies
----------------------------------------------------------------------------------------
   Transport protein      Oncology   Development        Medarex Inc.
                                                        The Research Foundation of State
   Receptor               Oncology   Development        University of New York

----------------------------------------------------------------------------------------
Receptor Modulators
----------------------------------------------------------------------------------------
   Growth blockers        Oncology   Proof of concept   --
----------------------------------------------------------------------------------------

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

(4) Distribution of Products

Because of capital constraints, the Company has decided to focus its financial resources for i) the development of its monoclonal antibodies and ii) the pre-clinical development of its first lead drug candidate based on paclitaxel conjugated to vitamin B12 for out-licensing.

As the first drug candidate paclitaxel conjugated to vitamin B12 enters the formal preclinical program the Company plans to outsource specific study components to a Chemical Contract Manufacturer (CCM) and an integrated Contract Research Organizations (CRO) to permit the conduct of concurrent studies in order to meet time-limiting project milestones.

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

The following is a list of the issued patents:

--------------------------------------------------------------------------------------------------
 PATENT NO.                                  TITLE                                        ISSUED
--------------------------------------------------------------------------------------------------
 NZ252,559    Anti-receptor agents to the vitamin B12/transcobalamin II receptor         14/02/97
--------------------------------------------------------------------------------------------------
US5,688,504   Anti-receptor and growth blocking agents to the vitamin                    18/11/97
              B12/transcobalamin II receptor and binding sites
--------------------------------------------------------------------------------------------------
US5,739,287   Biotinylated cobalamins                                                    14/04/98
--------------------------------------------------------------------------------------------------
US5,840,712   Water soluble vitamin B12 receptor modulating agents and methods           24/11/98
              relating thereto
--------------------------------------------------------------------------------------------------
US5,840,880   Vitamin B12 receptor modulating agents                                     24/11/98
--------------------------------------------------------------------------------------------------
US5,869,465   Methods for receptor modulation and uses thereto                           09/02/99
--------------------------------------------------------------------------------------------------
US6,083,926   Water soluble vitamin B12 receptor modulating agents and methods           04/07/00
              relating thereto
--------------------------------------------------------------------------------------------------
CA2,135,277   Anti-receptor and growth blocking agents to the vitamin                    24/04/01
              B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12
--------------------------------------------------------------------------------------------------
 NZ323,127    Vitamin B12 receptor modulating agents and methods related and methods     12/07/01
              related thereto
--------------------------------------------------------------------------------------------------
 KR297,310    Anti-receptor and growth blocking agents to the vitamin                    21/05/01
              B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12
--------------------------------------------------------------------------------------------------
 CH0754189    Receptor modulating agents and methods relating thereto                   09/10/2002
--------------------------------------------------------------------------------------------------
 DE0754189    Receptor modulating agents and methods relating thereto                   09/10/2002
--------------------------------------------------------------------------------------------------
 EP0754189    Receptor modulating agents and methods relating thereto                   09/10/2002
--------------------------------------------------------------------------------------------------
 FR0754189    Receptor modulating agents and methods relating thereto                   09/10/2002
--------------------------------------------------------------------------------------------------
 GB0754189    Receptor modulating agents and methods relating thereto                   09/10/2002
--------------------------------------------------------------------------------------------------
 KR361,075    Receptor modulating agents and methods relating thereto                   01/11/2002
--------------------------------------------------------------------------------------------------

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

(7) Research and Development Costs

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $41,590, $44,614, and $1,103,518 for the years ended March 31, 2006, 2005, and for the period from March 5, 1999 (inception) to March 31, 2006, respectively.

(8) Employees

The Company has no employees, full-time or part-time. The President of Kyto Biopharma, Inc. is acting as consultant to the Company and does not receive compensation.

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

Any materials that the Company filed with the Securities and Exchange Commission may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Further, you may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SECD-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. That site is HTTP://WWW.SEC.GOV.

ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to Credifinance Capital Corp., a related party, at the rate of $3,333.33 (US) monthly, which includes rent of $1,666.6 and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-KSB for the year ending March 31, 2006. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-KSB filed with the U.S. Securities Exchange Commission.

(A) MARKET INFORMATION

Our common stock has traded on the OTC Bulletin Board(R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2006 and 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

                                                    Common Stock
                                              -------------------------
                                                   High             Low
                                                   ----             ---
        Fiscal Year Ended March 31, 2006
        ---------------------------------------------------------------
        First quarter                         $    1.10       $    0.35
        Second quarter                             0.51            0.35
        Third quarter                              0.75            0.25
        Fourth quarter                             0.75            0.75

        Fiscal Year Ended March 31, 2005
        ---------------------------------------------------------------
        First quarter                         $      --       $      --
        Second quarter                             2.00            1.50
        Third quarter                              1.50            1.55
        Fourth quarter                             1.60            1.10

There were 12,080,203 shares of common stock outstanding and 275,000 options to purchase common stock outstanding as of the end of the fiscal year ended March 31, 2006.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2006, there were 16 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 200 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A) PLAN OF OPERATION

The Company has not been profitable and has had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited consolidated financial statements, in 2006 the company had, a net loss of $3,534,787, cash used in operations of $43,235, a working capital deficiency of $231,455, a stockholders' deficiency of $231,227, and a deficit accumulated during development stage of $11,329,010 at March 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Research and development expense was $41,590, $44,614, and $1,103,518 for the years ended March 31, 2006, 2005, and for the period from March 5, 1999 (inception) to March 31, 2005, respectively.

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

(B) LIQUIDITY AND CAPITAL RESOURCES

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

The Company has, as of the end of its fiscal year (March 31, 2006), $272,561 in liabilities. The Company estimates that it will require up to $50,000 to meet operating costs for this fiscal year, excluding research and development costs. In addition, with the help of its scientific partners, the Company is reviewing its technology and assessing the best way of pursuing its development.

The report of our Independent Registered Public Accounting Firm on our consolidated March 31, 2006 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

To meet the projected cash requirements as stated above, the Company intends to obtain cash loans from one or more of its stockholders. As the date of filing of this Form 10-KSB with the U.S. Securities and Exchange Commission, the Company did not receive any commitments of any of its stockholders to provide operating loan funds for the Company. We are also looking at merger opportunities or to acquire companies and products to raise capital. We expect to form strategic alliances for product development and to out-license the commercial rights to development partners. By forming strategic alliances with third parties, we believe that our technologies and related products can be more rapidly developed and successfully introduced into the marketplace.

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

(C) OFF-BALANCE SHEET ARRANGEMENT

Not applicable.

In addition to the competition, as noted above, the Company faces certain adverse conditions/and/or risks factors as outlined below:

o KYTO'S BUSINESS STRATEGY REQUIRES THAT IT ESTABLISH AND MAINTAIN GOOD STRATEGIC ALLIANCES. Currently, Kyto is seeking strategic alliances. We have limited experience in establishing and maintaining such strategic alliances and cannot give any assurance that we will be successful in establishing one or more relationships. Our strategy for the research, development and commercialization of our potential biopharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, we may seek to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships.

o KYTO HAS NO EXPERIENCE IN MANUFACTURING, PROCURING PRODUCTS IN COMMERCIAL QUANTITIES OR MARKETING, CONDUCTING CLINICAL TRIALS, REGULATORY APPROVAL PROCESS AND ONLY LIMITED EXPERIENCE IN NEGOTIATING, SETTING-UP OR MAINTAINING RESEARCH COLLABORATION AND THERE IS NO ASSURANCE THAT IT WILL SUCCESSFULLY ENGAGE OR CONTINUE TO ENGAGE IN ANY OF THESE ACTIVITIES. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis. Kyto may be unable to obtain the raw materials used in the production of some of its bioconjugates in sufficient quantity to meet demand when and if such product is approved. By example, paclitaxel is derived from certain varieties of yew trees and is also used in one of the Company's drug candidates. To date, Kyto has not entered into an agreement with a supplier to provide sufficient quantity or quality of any drugs used in the construction of its bioconjugates. Kyto does not have internal facilities for the manufacture of any of its products for clinical or commercial production.

o MANY OF KYTO'S DRUG CANDIDATES ARE STILL IN RESEARCH AND PRECLINICAL DEVELOPMENT, WHICH MEANS THAT THEY HAVE NOT YET BEEN TESTED ON HUMANS. The Company will need to commit significant time and resources to develop these and additional product candidates. Kyto is dependent on the successful completion of clinical trials and obtaining regulatory approval in order to generate revenues. Specifically, its drug candidates that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may: i) be found ineffective or cause harmful side effects during preclinical testing or clinical trials, ii) fail to receive necessary regulatory approvals, iii) be difficult to manufacture on a large scale, iv) be uneconomical to produce, v) fail to achieve market acceptance, vi) be precluded from commercialization by proprietary rights of third parties, or vii) third parties may market superior or equivalent drugs.

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

o OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY: Credifinance Capital Corp. owned approximately 73.6% of our common stock as of March 31, 2006. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

o THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, CASH USED IN OPERATIONS, STOCKHOLDERS' DEFICIT, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. The report of our Independent Registered Public Accounting Firm on our March 31, 2006 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7. FINANCIAL STATEMENTS

Attached audited consolidated financial statements for KYTO BIOPHARMA, INC. AND SUBSIDIARY for the fiscal years ended March 31, 2006, 2005, and Cumulative from March 5, 1999 (Inception) to March 31, 2006 can be found beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed accountants during the current period. The accountants were changed due to the policy of our previous accountant to only work with a client for Five years under the partner rotation rules and there were no disagreements with the findings of said accountants.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

--------------------------------------------------------------------------------
NAME                        AGE    POSITION
--------------------------------------------------------------------------------
Georges Benarroch           59     President & Chief Executive Officer, Director

Don MacAdam                 59     Director

Jean-Luc Berger, Ph.D.      43     Director

--------------------------------------------------------------------------------

The business experience of the persons listed above during the past five years are as follows:

MR. GEORGES BENARROCH, DIRECTOR.
--------------------------------

Director of the Company since May 5, 2000. Mr Benarroch was elected as President and Chief Executive Officer effective February 27, 2006. Mr. Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp. and Credifinance Securities Limited. Mr. Benarroch is a Director of BMB Munai Inc, a public company. Mr. Benarroch is a director of Rebank Corp., a public Company. Mr. Benarroch is also president of Osprey Gold Corp., a public company.

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

DR. JEAN-LUC BERGER, PH.D., PRESIDENT & CHIEF EXECUTIVE OFFICER; DIRECTOR.
--------------------------------------------------------------------------

Director of the Company since inception on March 5, 1999, Dr. Berger was President and Chief Executive Officer of the Company from May 15, 2001 to February 27, 2006. Co-founder of Kyto, he joined the Company as Chief Operating Officer in September 2000. Dr Berger resigned as President and Chief Executive Officer effective February 27, 2006. Prior to joining the Company, Dr. Berger was a Pharmaceutical/Biotechnology analyst with Credifinance Securities Limited, a Toronto-based, institutional investment and research firm, since 1996. Dr. Berger obtained his M. Sc. from Universite de Montreal, his Ph.D. from Universite LAVAL and completed his post-doctoral studies at McGill University and has over thirty publications and scientific communications to his credit.

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

-------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation               Long-Term Compensation
                             ----------------------------------   -----------------------------------
                                                                       Awards             Payouts
                                                                  -----------------------------------
                                                                  Securities
                                                                    Under      Restricted
                                                      Other        Options/    Shares or
                                                      Annual         SARs      Restricted    LTIP       All Other
Name and                      Salary       Bonus   Compensation    Granted     Share Units   Payouts   Compensation
Principal Position    Year      ($)         ($)       ($)            (#)          ($)         ($)           ($)
-------------------------------------------------------------------------------------------------------------------
Jean-Luc Berger,      2006   $55,000 (1)                                         None
Director
                      2005   $52,250 (1)                                         None

                      2004   $40,000 (1)                                         None

                      2003   $40,000 (1)                                       $149,985
-------------------------------------------------------------------------------------------------------------------

Georges Benarroch,    2006   None                                                None
Director

President and Chief
Executive Officer     2005   None                                                None

                      2004   None                                                None

                      2003   None                                                None
-------------------------------------------------------------------------------------------------------------------

Donald MacAdam,       2006   None                                                None
Director

                      2005   None                                                None

                      2004   None                                                None

                      2003   None                                                None
-------------------------------------------------------------------------------------------------------------------

----------
(1) This was paid by B Twelve Limited, a subsidiary of Kyto Biopharma, Inc.

(B) OPTION/SAR GRANTS TABLE

The following table (presented in accordance with the Regulation) sets forth stock options granted under the Share Incentive Plan during fiscal year 2002 to the name key employees. There were no grants to key employees in fiscal years 2006, 2005, 2004 and 2003.

-------------------------------------------------------------------------------------
                  Number of      % of Total
                  Securities     Options/SARs Granted
                  Underlying     P[topms/SARs Granted   Exercise or
                  Options/SARs   to Employees in        Base
Name              Granted (#)    Fiscal Year            Price ($Sh)   Expiration Date
-------------------------------------------------------------------------------------
Jean-Luc Berger   262,500        31                     $0.0001       Exercised in
                                                                      November 2001
-------------------------------------------------------------------------------------
Uri Sagman        587,500        69                     $0.0001       Exercised in
                                                                      February 2002
-------------------------------------------------------------------------------------

(C) AGGREGATED OPTION/SAR EXERCISE IN LATEST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUE TABLE

The following table (presented in accordance with the Regulation) sets forth details of all exercises of stock options/SARs during the fiscal year end March 31, 2002 (none in fiscal years 2005, 2004 and 2003) by the named executive officer and employees and the fiscal year-end value of unexercised options/SARs on an aggregated basis:

-----------------------------------------------------------------------------------------------------------------
                    Shares
                  Acquired on   Value      Number of Securities Underlying      Value of Unexercised In-the-Money
                   Exercise     Realized   Options/SARs Granted at FY-End (#)   Options/SARs at FY-End ($)
Name                 (#)        ($)        Exercisable/Unexercisable            Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------
Jean-Luc Berger   262,500       262,474    --                                   --          --
-----------------------------------------------------------------------------------------------------------------
Uri Sagman        587,500       587,441    --                                   --          --
-----------------------------------------------------------------------------------------------------------------

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

Four directors received 14,525 and 3,000 common shares each for services during fiscal years 2001 and 2002, respectively. No director shares were granted in fiscal years 2006 and 2005.

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2006 of Kyto other than for routine indebtedness.

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

-------------------------------------------------------------------------------------
                 Name and Address of
Title of Class   Beneficial Owner                 Common Shares   Percentage of Class
-------------------------------------------------------------------------------------,
Common           Credifinance Capital Corp. (1)     8,953,145            73.6%

                 Delaware, United States
Common           Medarex Inc.                       1,300,000            10.8%

                 New Jersey, United States
Common           Dr. Uri Sagman                       902,025             7.5%
                 Toronto, Ontario, Canada
-------------------------------------------------------------------------------------

(1) Credifinance Capital Corp. is a privately held Delaware corporation. A director and officer of Kyto, Georges Benarroch is the President & Chief Financial Officer of Credifinance Capital Corp.

(B) SECURITY OWNERSHIP OF MANAGEMENT

----------------------------------------------------------------------------
                 Name and Address of
Title of Class   Beneficial Owner        Common Shares   Percentage of Class
----------------------------------------------------------------------------
Common           Georges Benarroch (1)   44,079               0.3%
Common           Dr. Jean-Luc Berger     527,025              4.4%
Common           Don MacAdam (2)         30,025               0.3%
----------------------------------------------------------------------------

----------
(1) Georges Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp which owns 8,953,145 common shares representing 73.6% of issued shares.

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

(B) TRANSACTIONS WITH PROMOTORS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is the President & CEO of Credifinance Capital Corp which owns 8,953,145 common shares representing 73.6% of issued shares.

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

   31.1          Section 302 Certification**

   32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission

**Filed as Exhibit with this Form 10-KSB.

(B) Code of Ethics

Kyto Biopharma Inc. will conduct its business honestly and ethically wherever we operate in the world. We will constantly improve the quality of our services, products and operations and will create a reputation for honesty, fairness, respect, responsibility, and integrity, trust and sound business judgment. No illegal or unethical conduct on the part of officers, directors, employees or affiliates is in the company's best interest. Kyto Biopharma Inc. will not compromise its principles for short-term advantage. The ethical performance of this company is the sum of the ethics of the men and women who work here. Thus, we are all expected to adhere to high standards of personal integrity.

Officers, directors, and employees of the company must never permit their personal interests to conflict, or appear to conflict, with the interests of the company, its clients or affiliates. Officers, directors and employees must be particularly careful to avoid representing Kyto Biopharma Inc. in any transaction with others with whom there is any outside business affiliation or relationship. Officers, directors, and employees shall avoid using their company contacts to advance their private business or personal interests at the expense of the company, its clients or affiliates.

No bribes, kickbacks or other similar remuneration or consideration shall be given to any person or organization in order to attract or influence business activity. Officers, directors and employees shall avoid gifts, gratuities, fees, bonuses or excessive entertainment, in order to attract or influence business activity.

Officers, directors and employees of Kyto Biopharma Inc. will often come into contact with, or have possession of, proprietary, confidential or business-sensitive information and must take appropriate steps to assure that such information is strictly safeguarded. This information - whether it is on behalf of our company or any of our clients or affiliates - could include strategic business plans, operating results, marketing strategies, customer lists, personnel records, upcoming acquisitions and divestitures, new investments, and manufacturing costs, processes and methods. Proprietary, confidential and sensitive business information about this company, other companies, individuals and entities should be treated with sensitivity and discretion and only be disseminated on a need-to-know basis.

Misuse of material inside information in connection with trading in the company's securities can expose an individual to civil liability and penalties. Directors, officers, and employees in possession of material information not available to the public are "insiders". Spouses, friends, suppliers, brokers, and others outside the company who may have acquired the information directly or indirectly from a director, officer or employee are also "insiders." The Act prohibits insiders from trading in, or recommending the sale or purchase of, the company's securities, while such inside information is regarded as "material", or if it is important enough to influence you or any other person in the purchase or sale of securities of any company with which we do business, which could be affected by the inside information.

The following guidelines should be followed in dealing with inside information:

Until the company has publicly released the material information, an employee must not disclose it to anyone except those within the company whose positions require use of the information.

Employees must not buy or sell the company's securities when they have knowledge of material information concerning the company until it has been disclosed to the public and the public has had sufficient time to absorb the information.

Employees shall not buy or sell securities of another corporation, the value of which is likely to be affected by an action by the company of which the employee is aware and which has not been publicly disclosed.

Officers, directors and employees will seek to report all information accurately and honestly, and as otherwise required by applicable reporting requirements.

Officers, directors and employees will refrain from gathering competitor intelligence by illegitimate means and refrain from acting on knowledge, which has been gathered in such a manner. The officers, directors and employees of Kyto Biopharma Inc. will seek to avoid exaggerating or disparaging comparisons of the services and competence of their competitors.

Officers, directors and employees will obey all Equal Employment Opportunitylaws and act with respect and responsibility towards others in all of their dealings. Officers, directors and employees will remain personally balanced so that their personal life will not interfere with their ability to deliver quality products or services to the company and its clients.

Officers, directors and employees agree to disclose unethical, dishonest, fraudulent and illegal behavior, or the violation of company policies and procedures, directly to management.

Violation of this Code of Ethics can result in discipline, including possible termination. The degree of discipline relates in part to whether there was a voluntary disclosure of any ethical violation and whether or not the violator cooperated in any subsequent investigation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Jewett Schwartz and Associates. ("Jewett") as our independent auditors for the fiscal years ending March 31, 2006.

(1) Audit Fees

Salberg & Company P.A our previous independent Registered Public Accounting Firm billed us an aggregate of $16,800 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended March 31, 2005 included in our annual report on Form 10-KSB and review of our interim financial statements included in our quarterly reports on Form 10-QSB.

Jewett our independent Registered Public Accounting Firm billed us an aggregate of $21,550 for the following professional services; audit of our annual consolidated financial statements for the fiscal year ended March 31, 2006 included in our annual report on Form 10-KSB and review of our interim financial statements included in our quarterly reports on Form 10-QSB


(2) Audit Related Fees

Salberg & Company P.A billed us an aggregate of $0 for audit related services rendered during the fiscal year ended March 31, 2005.

Jewett billed us an aggregate of $0 for audit related services rendered during the fiscal year ended March 31, 2006.


(3) Tax Fees

No professional services were rendered by Jewett for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2006.

(4) All Other Fees

Not applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its be signed on its behalf by the undersigned, thereunto duly authorized.

            DATE: June 27, 2006          KYTO BIOPHARMA, INC.

                                         By: /s/ Georges Benarroch
                                             ----------------------------
                                             Georges Benarroch
                                             President & C.E.O.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            DATE: June 27, 2006          KYTO BIOPHARMA, INC.

                                         By: /s/ Georges Benarroch
                                             ----------------------------
                                             Georges Benarrcoh
                                             President & C.E.O.,
                                             Acting C.F.O., Director

            DATE: June 27, 2006          KYTO BIOPHARMA, INC.

                                         By: /s/ Jean-Luc Berger
                                             ----------------------------
                                             Jean-Luc Berger
                                             Director

                       KYTO Biopharma, Inc. and Subsidiary
                          (A Development Stage Company)

                                    Contents

                                                                       Page(s)

                                                                       -------

Report of Independent Registered Public Accounting Firm                   F-2

Report of Independent Registered Public Accounting Firm                   F-3

Consolidated Balance Sheet                                                F-4

Consolidated Statements of Operations                                     F-5

Consolidated Statement of Changes in Stockholders' Deficiency             F-6

Consolidated Statements of Cash Flows                                     F-7

Notes to Consolidated Financial Statements                              F-8-F-25

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors of:
   Kyto Biopharma, Inc. and Subsidiary
   (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Kyto Biopharma, Inc. and Subsidiary (a development stage company) as of March 31, 2006 and the related statements of operations, stockholders' equity, and cash flows for the year in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Kyto Biopharma, Inc. and Subsidiary (a development stage company) as of March 31, 2006 and the results of its operations and its cash flows for the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the company has no revenues, a net loss of $3,534,787 and net cash used in operations of $43,235 in 2006, a working capital deficiency of $231,455, a stockholders' deficiency of $231,227 and a deficit accumulated during development stage of $11,329,010 at March 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note
11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz & Associates
Hollywood, Florida
June 23, 2006

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors of:
     Kyto Biopharma, Inc. and Subsidiary
     (A Development Stage Company)

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficiency and cash flows of Kyto Biopharma, Inc. and Subsidiary (a development stage company) for the year ended March 31, 2005 and for the period from March 5, 1999 (inception) to March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated results of operations, changes in stockholders' deficiency and cash flows of Kyto Biopharma, Inc. and Subsidiary (a development stage company) for the year ended March 31, 2005 and for the period from March 5, 1999 (inception) to March 31 2005, in conformity with accounting principles generally accepted in the United States of America.

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

SALBERG & COMPANY, P.A.
Boca Raton, Florida
June 2, 2005

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006

ASSETS

CURRENT ASSETS

   Cash                                                           $     40,415
   Other receivables                                                       691
                                                                  ------------
TOTAL CURRENT ASSETS                                                    41,106
                                                                  ------------

EQUIPMENT, NET                                                             228
                                                                  ------------

TOTAL ASSETS                                                      $     41,334
                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Note Payable - related party                                   $    100,000
   Accrued interest payable - related party                             22,271
   Accounts payable                                                     53,690
   Accounts payable - related party                                     86,600
   Accrued liabilities - related party                                  10,000
                                                                  ------------
TOTAL CURRENT LIABILITIES                                              272,561
                                                                  ------------

TOTAL LIABILITIES                                                      272,561
                                                                  ------------

STOCKHOLDERS' DEFICIENCY

   Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, none issued and outstanding                               --
   Common stock, $0.0001 par value, 25,000,000 shares
      authorized, 12,080,203 issued and outstanding                      1,208
   Additional paid-in capital                                       15,323,307
   Deficit accumulated during development stage                    (11,329,010)
   Accumulated other comprehensive loss                               (257,919)
                                                                  ------------
                                                                     3,737,586
   Less: Subscription Receivable                                           (13)
   Less: Deferred consulting fees                                   (3,968,800)
                                                                  ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                        (231,227)
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $     41,334
                                                                  ============

See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             FOR THE PERIOD FROM
                                                          YEAR ENDED MARCH                      MARCH 5, 1999
                                                                 31                             (INCEPTION) TO
                                                                2006              2005          MARCH 31, 2006
                                                          ----------------    -----------    -------------------
OPERATING EXPENSES
   Compensation                                           $         54,935    $    52,253    $         1,740,386
   Depreciation and amortization                                       602            805                813,955
   Consulting                                                    3,374,950      1,406,250              5,724,599
   Bad Debt                                                              -              -                 12,819
   Director fees                                                         -              -                 64,100
   Financing fees                                                        -              -                 28,781
   Professional fees                                                18,550         16,551                 92,408
   General and administrative                                       50,676         52,396                412,717
   Research and development                                         41,590         44,614              1,103,517
   Loss on debt Conversion                                          23,513        479,986                519,795
   Impairment loss                                                       -              -              1,191,846
                                                          ----------------    -----------    -------------------
TOTAL OPERATING EXPENSES                                         3,564,816      2,052,855             11,704,910
                                                          ----------------    -----------    -------------------

LOSS FROM OPERATIONS                                            (3,564,816)    (2,052,855)           (11,704,910)
                                                          ----------------    -----------    -------------------

OTHER INCOME (EXPENSES)
   Interest income                                                       -            124                  4,922
   Interest expense                                                 (9,805)        (6,924)               (26,078)
   Gain on debt forgivemess                                              2          9,124                 68,780
   Loss on disposal of equipment                                         -              -                   (567)
   Foreign currency transaction gain (loss)                         39,832         86,865                328,855
                                                          ----------------    -----------    -------------------
TOTAL OTHER INCOME (EXPENSE), NET                                   30,029         89,189                375,914
                                                          ----------------    -----------    -------------------

NET INCOME (LOSS)                                         $     (3,534,787)   $(1,963,666)   $       (11,329,010)
                                                          ================    ===========    ===================
COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss)                        (40,435)       (87,495)              (257,919)
                                                          ----------------    -----------    -------------------

TOTAL COMPREHENSIVE LOSS                                  $     (3,575,222)   $(2,051,161)   $       (11,586,929)
                                                          ================    ===========    ===================

Net Loss Per Share - Basic and Diluted                    $          (0.30)   $     (0.23)   $             (1.99)
                                                          ================    ===========    ===================

Weighted average number of shares outstanding
   during the year - basic and diluted                          11,827,069      8,389,402              5,688,023
                                                          ================    ===========    ===================

See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY YEARS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD FROM
                   MARCH 5, 1999 (INCEPTION) TO MARCH 31, 2006

                                                               PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                                                          ------------------------   -------------------------    PAID - IN
                                                            SHARES       AMOUNT        SHARES        AMOUNT         CAPITAL
                                                          ---------   ------------   ----------   ------------   ------------
Common stock issued for services to officer                      --   $         --      300,000   $         30   $    299,970
Common stock issued for services to consultant                   --             --      255,000             25        254,975
Warrants issued to consultant                                    --             --           --             --        345,000
Net loss, 1999                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 1999                                          --             --      555,000             55        899,945
Preferred stock issued for cash                             250,000        250,000           --             --             --
Offering cost                                                    --             --           --             --        (17,005)
Common stock issued for intangible assets                        --             --    2,000,000            200      1,999,800
Common stock issued for cash upon exercise
   of warrants                                                   --             --      100,000             10         99,990
Foreign currency translation loss                                --             --           --             --             --
Net loss, 2000                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2000                                     250,000        250,000    2,655,000            265      2,982,730
Common stock issued as director fees                             --             --       58,100              6         58,094
Common stock issued for cash upon exercise
   of warrants                                                   --             --      150,000             15        149,985
Common stock issued for cash upon exercise
   of warrants                                                   --             --      345,000             35             --
Common stock issued to officer as
   compensation                                                  --             --      100,000             10         99,990
Common stock issued for cash                                     --             --      100,000             10         99,990
Common stock issued for future services                          --             --      400,000             40      1,199,960
Foreign currency translation gain                                --             --           --             --             --
Net loss, 2001                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2001                                     250,000        250,000    3,808,100            381      4,590,749
Preferred stock converted to common stock                  (250,000)      (250,000)     250,000             25        249,975
Common stock warrants issued for consulting
   services                                                      --             --           --             --        254,346
Common stock issued for cash upon exercise
   of warrants                                                   --             --      125,000             13        124,987
Common stock warrants issued for services                        --             --           --             --        849,915
Common stock issued for cash upon exercise
   of warrants                                                   --             --      850,000             85             --
Common stock issued to directors as
   compensation                                                  --             --        6,000             --          6,000
Common stock issued to employees as
   compensation                                                  --             --        3,000             --          3,000
Common stock issued as loan fee                                  --             --       25,000              3         24,997
Foreign currency translation gain                                --             --           --             --             --
Net loss, 2002                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2002                                          --             --    5,067,100            507      6,103,969
Stock issued for cash and services                               --             --      225,000             22        224,978
Stock issued in settlement of accounts payable,
   net of redeemable shares                                      --             --      100,000             10         99,990
Stock issued to settle loans payable, related party              --             --      102,658             10        102,648
Stock issued as consideration for future
   services                                                      --             --      800,000             80        799,920
Stock issued for past and future rent and
   administrative services                                       --             --       65,000              7         64,993
Common stock warrants issued as financing fee                    --             --           --             --          3,783
Foreign currency translation loss                                --             --           --             --             --
Net loss, 2003                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2003                                          --             --    6,359,758            636      7,400,281
Foreign currency translation loss                                --             --           --             --             --
Amortization of deferred expenses                                --             --           --             --             --
Net Loss, 2004                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March  31, 2004                                         --             --    6,359,758            636      7,400,281
Stock issued for cash and services                               --             --      500,000             50        249,950
Common stock issued for services to consultant                   --             --    4,500,000            450      6,749,550
Stock issued to settle loans payable, related party              --             --      320,000             32        479,968
Stock issued for past and future rent and
   administrative services                                       --             --      133,333             13        199,986
Foreign currency translation loss                                --             --           --             --             --
Net Loss, 2005                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2005                                          --   $         --   11,813,091   $      1,181   $ 15,079,735
Stock issued for cash and services                               --             --      173,058             18        173,040
Common stock issued for services to consultant                   --             --           --             --             --
Stock issued to settle loans payable, related party              --             --       14,054              1         10,540
Stock issued for past and future rent and
   administrative services                                       --             --       80,000              8         59,992
Foreign currency translation loss                                --             --           --             --             --
Net Loss, 2006                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2006                                          --   $         --   12,080,203   $      1,208   $ 15,323,307
                                                          =========   ============   ==========   ============   ============

[Restubbed Table]

                                                            DEFICIT
                                                          ACCUMULATED      ACCUMULATED
                                                            DURING            OTHER
                                                          DEVELOPMENT     COMPREHENSIVE      DEFERRED
                                                            STAGE             LOSS          CONSULTING
                                                         -------------    -------------    ------------
Common stock issued for services to officer              $          --    $          --    $         --
Common stock issued for services to consultant                      --               --              --
Warrants issued to consultant                                       --               --              --
Net loss, 1999                                                (900,000)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 1999                                       (900,000)              --              --
Preferred stock issued for cash                                     --               --              --
Offering cost                                                       --               --              --
Common stock issued for intangible assets                           --               --              --
Common stock issued for cash upon exercise
  of warrants                                                       --               --              --
Foreign currency translation loss                                   --           (5,745)             --
Net loss, 2000                                                (650,366)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2000                                     (1,550,366)          (5,745)             --
Common stock issued as director fees                                --               --              --
Common stock issued for cash upon exercise
   of warrants                                                      --               --              --
Common stock issued for cash upon exercise
   of warrants                                                      --               --              --
Common stock issued to officer as
   compensation                                                     --               --              --
Common stock issued for cash                                        --               --              --
Common stock issued for future services                             --               --      (1,200,000)
Foreign currency translation gain                                   --           60,054              --
Net loss, 2001                                                (966,789)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2001                                     (2,517,155)          54,309      (1,200,000)
Preferred stock converted to common stock                           --               --              --
Common stock warrants issued for consulting
   services                                                         --               --              --
Common stock issued for cash upon exercise
   of warrants                                                      --               --              --
Common stock warrants issued for services                           --               --              --
Common stock issued for cash upon exercise
of warrants                                                         --               --              --
Common stock issued to directors as
   compensation                                                     --               --              --
Common stock issued to employees as
   compensation                                                     --               --              --
Common stock issued as loan fee                                     --               --              --
Foreign currency translation gain                                   --           13,397              --
Net loss, 2002                                              (2,959,415)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2002                                     (5,476,570)          67,706      (1,200,000)
Stock issued for cash and services                                  --               --              --
Stock issued in settlement of accounts payable,
   net of redeemable shares                                         --               --              --
Stock issued to settle loans payable, related party                 --               --              --
Stock issued as consideration for future
   services                                                         --               --        (800,000)
Stock issued for past and future rent and
   administrative services                                          --               --              --
Common stock warrants issued as financing fee                       --               --              --
Foreign currency translation loss                                   --          (80,354)             --
Net loss, 2003                                                (319,141)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2003                                     (5,795,711)         (12,648)     (2,000,000)
Foreign currency translation loss                                   --         (117,341)             --
Amortization of deferred expenses                                   --               --              --
Net Loss, 2004                                                 (34,846)              --              --
                                                         -------------    -------------    ------------
Balance, March  31, 2004                                    (5,830,557)        (129,989)     (2,000,000)
Stock issued for cash and services                                  --               --              --
Common stock issued for services to consultant                      --               --      (5,343,750)
Stock issued to settle loans payable, related party                 --               --              --
Stock issued for past and future rent and
   administrative services                                          --               --              --
Foreign currency translation loss                                   --          (87,495)             --
Net Loss, 2005                                              (1,963,666)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2005                                    $(7,794,223)     $  (217,484)   $ (7,343,750)
Stock issued for cash and services                                  --               --              --
Common stock issued for services to consultant                      --               --       3,374,950
Stock issued to settle loans payable, related party                 --               --              --
Stock issued for past and future rent and
   administrative services                                          --               --              --
Foreign currency translation loss                                   --          (40,435)             --
Net Loss, 2006                                              (3,534,787)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2006                                  $ (11,329,010)   $    (257,919)   $ (3,968,800)
                                                         =============    =============    ============

[Restubbed table]

                                                                            DEFERRED
                                                          SUBSCRIPTION        LOAN         DEFERRED
                                                           RECEIVABLE         FEE          EXPENSES        TOTAL
                                                          ------------    -----------    -----------    -----------
Common stock issued for services to officer               $         --    $        --    $        --    $   300,000
Common stock issued for services to consultant                      --             --             --        255,000
Warrants issued to consultant                                       --             --             --        345,000
Net loss, 1999                                                      --             --             --       (900,000)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 1999                                             --             --             --             --
Preferred stock issued for cash                                     --             --             --        250,000
Offering cost                                                       --             --             --        (17,005)
Common stock issued for intangible assets                           --             --             --      2,000,000
Common stock issued for cash upon exercise
  of warrants                                                       --             --             --        100,000
Foreign currency translation loss                                   --             --             --         (5,745)
Net loss, 2000                                                      --             --             --       (650,366)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2000                                             --             --             --      1,676,884
Common stock issued as director fees                                --             --             --         58,100
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --        150,000
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --             35
Common stock issued to officer as
   compensation                                                     --             --             --        100,000
Common stock issued for cash                                        --             --             --        100,000
Common stock issued for future services                             --             --             --             --
Foreign currency translation gain                                   --             --             --         60,054
Net loss, 2001                                                      --             --             --       (966,789)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2001                                             --             --             --      1,178,284
Preferred stock converted to common stock                           --             --             --             --
Common stock warrants issued for consulting
   services                                                         --             --             --        254,346
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --        125,000
Common stock warrants issued for services                           --             --             --        849,915
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --             85
Common stock issued to directors as
   compensation                                                     --             --             --          6,000
Common stock issued to employees as
   compensation                                                     --             --             --          3,000
Common stock issued as loan fee                                     --        (24,997)            --              3
Foreign currency translation gain                                   --             --             --         13,397
Net loss, 2002                                                      --             --             --     (2,959,415)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2002                                             --        (24,997)            --       (529,385)
Stock issued for cash and services                                  --             --             --        225,000
Stock issued in settlement of accounts payable,
   net of redeemable shares                                         --             --             --        100,000
Stock issued to settle loans payable, related party                 --         24,997             --        127,655
Stock issued as consideration for future
   services                                                         --             --             --             --
Stock issued for past and future rent and
   administrative services                                          --             --        (30,000)        35,000
Common stock warrants issued as financing fee                       --             --             --          3,783
Foreign currency translation loss                                   --             --             --        (80,354)
Net loss, 2003                                                      --             --             --       (319,141)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2003                                             --             --        (30,000)      (437,442)
Foreign currency translation loss                                   --             --             --       (117,341)
Amortization of deferred expenses                                   --             --         30,000         30,000
Net Loss, 2004                                                      --             --             --        (34,846)
                                                          ------------    -----------    -----------    -----------
Balance, March  31, 2004                                            --             --             --       (559,629)
Stock issued for cash and services                                   0             --             --        250,000
Common stock issued for services to consultant                      --             --                     1,406,250
Stock issued to settle loans payable, related party                 --             --             --        480,000
Stock issued for past and future rent and
   administrative services                                         (13)            --             --        199,986
Foreign currency translation loss                                   --             --             --        (87,495)
Net Loss, 2005                                                      --             --             --     (1,963,666)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2005                                   $        (13)   $        --    $        --    $  (274,554)
Stock issued for cash and services                                   0             --             --        173,058
Common stock issued for services to consultant                      --             --                     3,374,950
Stock issued to settle loans payable, related party                 --             --             --         10,541
Stock issued for past and future rent and
   administrative services                                          (0)            --             --         60,000
Foreign currency translation loss                                   --             --             --        (40,435)
Net Loss, 2006                                                      --             --             --     (3,534,787)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2006                                   $        (13)   $        --    $        --    $  (231,227)
                                                          ============    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE PERIOD FROM
                                                                                                MARCH 5, 1999
                                                                  YEAR ENDED MARCH 31          (INCEPTION) TO
                                                                 2006            2005         DECEMBER 31, 2006
                                                             -----------    --------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                        $(3,534,787)   $   (1,963,666)  $       (11,329,010)
    Adjustment to reconcile net income (loss)
      to net cash used in operating activities:
      Depreciation and amortization                                  602               805               813,955
      Stock based compensation                                 3,374,950         1,406,250             6,259,093
      Stock based consulting expense                                  --                --               854,345
      Stock based director fees                                       --                --                64,100
      Stock based rent and administrative fees                    47,028                --                87,028
      Common stock warrants issued as financing fee                   --                --                 3,783
      Loss on disposal of equipment                                   --                --                   567
      Impairment loss                                                 --                --             1,191,846
      Gain on settlement of accounts payable                          --                --               (59,654)
      Loss on debt conversion                                     23,513           479,986               519,795
      Amortization of stock based financing fee                       --                --                24,997
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Other receivables                                         3,475             1,491                  (690)
         Prepaids and other assets                                17,500           (16,177)                   --
      Increase (decrease) in:
         Accounts payable and accrued expenses                    22,083           (81,793)              516,797
         Accounts payable-Related Parties                          2,401            10,318                20,879
                                                             -----------    --------------   -------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (43,235)         (162,786)           (1,032,169)
                                                             -----------    --------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                --                --                (4,463)
                                                             -----------    --------------   -------------------
NET CASH USED IN INVESTING ACTIVITIES                                 --                --                (4,463)
                                                             -----------    --------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of
      offering cost                                                                250,000               958,222
    Loan proceeds from related parties, net                       86,600            35,358               405,666
    Repayment of loan to related parties                              --                --               (26,792)
                                                             -----------    --------------   -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         86,600           285,358             1,337,096
                                                             -----------    --------------   -------------------

Effect of Exchange Rate on Cash                                  (40,435)          (87,495)             (260,049)

Net Increase in Cash and Cash Equivalents                          2,930            35,077                40,415

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  37,485             2,408                    --
                                                             -----------    --------------   -------------------

Cash and Cash Equivalents at End of Period                   $    40,415    $       37,485   $            40,415
                                                             ===========    ==============   ===================

    Supplemental Disclosure of Cash Flow Information:
      Cash paid for:
         Interest                                            $        --    $           --   $                --
                                                             ===========    ==============   ===================
         Taxes                                               $        --    $           --   $                --
                                                             ===========    ==============   ===================

    Supplemental Disclosure of Non-Cash Investing and
      Financing Activities:
         Conversion of debt to equity                        $              $      200,000   $           640,716
                                                             ===========    ==============   ===================
         Stock issued for deferred consulting services       $              $    6,750,000   $         6,750,000
                                                             ===========    ==============   ===================
         Conversion of liabilities to note payable           $        --    $           --   $           102,023
                                                             ===========    ==============   ===================
         Stock issued for debt restructuring
           anti-dilution provision                           $        --    $           --   $           800,000
                                                             ===========    ==============   ===================
         Conversion of preferred shares to common shares     $        --    $           --   $           250,000
                                                             ===========    ==============   ===================
         Stock issued for future services                    $        --    $           --   $         1,200,000
                                                             ===========    ==============   ===================
         Issued common shares for intangible assets          $        --    $           --   $         2,000,000
                                                             ===========    ==============   ===================

See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

The Company is a biopharmaceutical company, formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other proliferate and autoimmune diseases. The Company has subsequently built itself into a development stage biopharmaceutical company that develops receptor-mediated technologies to control the uptake of vitamin B12 by non-controlled proliferative cells.

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

Significant estimates during 2006 and 2005 and for the period for March 5, 1999 (inception) to March 31, 2006 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

(D) CASH AND CASH EQUIVALENTS

For the purpose of the consolidated cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

(E) BASIS OF PRESENTATION AND FOREIGN CURRENCY

The accompanying consolidated financial statements are presented under accounting principles generally accepted in the United States of America and in United States dollars.

The Company's Canadian subsidiary transacts business in the Canadian dollar. The accounts of the Canadian subsidiary are translated to United States dollars using the current rate method. Under the current rate method, all assets and liabilities are translated using exchange rates at the balance sheet date. Revenue and expense items are translated using the average rate of exchange prevailing during the period. Capital transactions are translated at their historical rates. Exchange gains and losses resulting from translation of foreign currencies are recorded in stockholders' deficiency as a cumulative translation adjustment and reflected as a component of other accumulated comprehensive income or loss.

Gains and losses resulting from foreign currency transactions are recognized in operations of the period incurred.

(F) CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of March 31, 2006, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2006.

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

(I) STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

their respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock Based Compensation-Transaction and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with SFAS No. 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

(J) RESEARCH AND DEVELOPMENT COSTS

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $41,590, $44,614, and $1,103,517 for the years ended March 31, 2006, 2005, and for the period from March 5, 1999 (inception) to March 31, 2006, respectively.

(K) INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Sta0ndards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

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

The foreign currency translation gains and losses resulting from the translation of the financial statements of B Twelve, Ltd. expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income or Loss in the Consolidated Statement of Operations.

(M) NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is antidilutive for the periods presented. At March 31, 2006, there were common stock warrants to issue 275,000 common shares, which could potentially dilute future earnings per share.

Additionally, there were 173,058 shares of redeemable common stock issued in connection with a written put option (see Note 4(C)) that expired during the period ending March 31, 2006.

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

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

(O) NEW ACCOUNTING PRONOUNCEMENTS

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" (EITF 04-08), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF 04-08 did not impact earnings per share in 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin (APB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123 and supersedes APB Opinion No. 25, and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS 123(R) was adopted by the company on April 1, 2006. The company does not anticipate any impact of SFAS 123(R).

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released SAB 107, "Share-Based Payments." The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB 3 (SFAS No.154). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

(P) RECLASSIFICATIONS

Certain amounts in the March 31, 2005 consolidated financial statements may have been reclassified to conform to the March 31, 2006 presentation.

NOTE 2 EQUIPMENT

Equipment consists of the following at March 31:

                                                        2006
                                                      -------
                   Computers and equipment            $ 4,589
                   Less: Accumulated depreciation      (4,361)
                                                      -------
                                                      $   228
                                                      =======

Depreciation was $602 and $805 for the years ended March 31, 2006 and 2005, respectively, and $813,955 for the period from March 5, 1999 (inception) to March 31, 2006.

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

Amortization expense was $285,708 for the year ended March 31, 2002 and $809,511 for the period from March 5, 1999 (inception) to March 31, 2004 (See below). There was no amortization expense for the years ended March 31, 2006 and 2005, respectively.

As of March 31, 2002, management performed an impairment analysis of the Intellectual Property. Due to the then current status of the Company as a development stage company and the inherent difficulties in projecting future revenues, management decided to take a conservative approach and recognize an impairment loss for the full book value of the asset totaling $1,191,846 in 2002.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 4 COMMITMENTS AND CONTINGENCIES

(A) EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with an officer in June 1999, which expired on May 31, 2001. The agreement stipulated a salary based on funding criteria and issuance of 1,200,000 common stock options, which vested based on the Company meeting stipulated milestones. The options were exercisable upon vesting at $0.0001 per share. The options were valued on the grant date using the intrinsic value method pursuant to APB No. 25 and the contemporaneous cash common stock sale price of $1.00 resulting in an approximate $1.00 option value. Due to the uncertainty of meeting milestones, a compensation expense based on the estimated $1.00 value of the options was to be recognized upon vesting. Through March 31, 2001, none of the options vested. In May 2001, 587,500 of the options vested, and a compensation expense of $587,441 was recognized. (See Notes 6(B) and 6(C))

The Company entered into an employment agreement with an officer in June 2000, which expired on May 31, 2001. The agreement stipulated a salary based on funding criteria and issuance of 400,000 common stock options, which vested based on the Company meeting stipulated milestones. The options were exercisable upon vesting at $0.0001 per share. The options were valued on the grant date using the intrinsic value method of APB No. 25 and the contemporaneous cash common stock sale price of $1.00 resulting in an approximate $1.00 option value. Due to the uncertainty of meeting milestones, a compensation expense based on the estimated $1.00 value of the options was to be recognized upon vesting. Through March 31, 2001, none of the options vested. In May 2001, 262,500 of the options vested and a compensation expense of $262,474 was recognized. (See Notes 6(B) and 6(C))

In June 2001, the above employment agreements were renewed and the remaining 612,500 and 137,500 options under each agreement, respectively, remained outstanding. However, in November 2001, those employment agreements were terminated by the Company and the related option agreements for 612,500 and 137,500 options were also cancelled. One of those agreements was replaced with an oral consulting agreement with one individual to act as President and Chief Executive Officer.

(B) LEASES

The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder (See Note 6(B) and 7). Rent expense in 2006, 2005, and for the period from March 5, 1999 (inception) to March 31, 2006 was $20,000, $20,000, and $128,377, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations. (See Note 5(B))

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

(C) REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION

In November 2002 and February 2003, the Company issued an aggregate 273,058 shares of its common stock having a fair value of $273,058 to settle certain accounts payable under a debt settlement agreement ("agreement") with three unrelated parties (See Note 6(B)). Of the total stock issued in connection with the agreement, two of these parties received an aggregate 173,058 shares of common stock. In addition, these two creditors received a written put option for the aggregate 173,058 shares of common stock previously issued. Specifically, three years from the date of the initial settlement, the put option holders have a thirty-day period in which to notify the Company of their intent to put the options back to the Company at a redemption price of $1.00 per share. The Company had 90 days from the notification date to make the required payment. These shares expired without redemption during the year ended March 31, 2006. (See Note 1(M))

(D) REGULATION

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

During the year ended March 31, 2004, the Company received the remaining $50,000 portion of the debt financing transaction plus an additional $25,000. All activity with this principal stockholder represents a 100% concentration of all debt financing for the year ended March 31, 2004. All loans are non-interest bearing, unsecured and due on demand. In the first quarter of fiscal 2004, an additional $35,000 loan was received from the same principal stockholder. In October 2004, the $160,000 was exchanged for 320,000 common shares. The Company recognized a loss of $320,000 on this transaction. (see Note 6 (B))

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

At March 31, 2005, the Company owed $4,616 to a related party director of the Company. The loan was non-interest bearing, unsecured and due on demand and included in the loans payable, relayed party balance. The amount was paid in February 2006, through issuance of stock. (See Note 7)

(B) ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a principal stockholder related party. Rent and administrative expense in 2006, 2005, and for the period from March 5, 1999 (inception) to March 31, 2006 was $40,000, $40,000, and $256,754, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. (See
Note 4(B)). Accrued liabilities for the above services at March 31, 2006 were $10,000. (See Note 4(B))

At March 31, 2005, accounts payable-related party of $2,225 was payable to a director for expense reimbursement due, the amount was paid in February 2006, through issuance of stock.

(C) NOTE PAYABLE, RELATED PARTY

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, related party for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (7.50% at March 31, 2006). Interest is accrued and payable quarterly. At March 31, 2006, accrued interest totaled $22,271. In connection with the promissory note, all principal and accrued interest is payable in full upon the earliest of the following:

(i) The date on which the Company raises at least $1,000,000 in funding within a twelve-month period;

(ii) The date on which the agreement between the Company, vendor and other unrelated party terminates; or

(iii) Three years from the date of the promissory note.

Since the note was due in November 2005, the note payable was re-classified to current liabilities at March 31, 2005. The note is in default, however, demand for payment has not been made.




NOTE 6 STOCKHOLDERS' DEFICIENCY

(A) PREFERRED STOCK

In June 1999, an investor purchased 250,000 units at $1.00 per unit or $250,000 consisting of 250,000 shares of convertible preferred stock and receives warrants to purchase up to 750,000 common shares as

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

follows: 250,000 common stock warrants exercisable at $1.00 per share issued with the preferred stock and another potential 500,000 as discussed below. The preferred stock was convertible to common stock on a one-for-one basis upon the earlier of:

(i) An initial public offering by the Company

(ii) The completion of a reverse take-over transaction,

(iii) A minimum $3,000,000 private equity financing based on a $10,000,000 valuation or,

(iv) The merger of the Company with another corporation or the sale of substantively all the assets of the Corporation.

There was no beneficial conversion feature upon the sale as the value of the common shares into which the preferred shares are convertible are also $1.00 based on contemporaneous transactions.

Upon exercise of the first 250,000 warrants, the investor received another warrant for 250,000 common shares at $1.00 exercise price per share. Upon conversion of the preferred stock, each share of common stock issued shall be coupled with an additional common stock purchase warrant at an exercise price of $1.00 per share with a three-month term. In December 1999 and May 2000, 100,000 and 150,000, respectively, of the first warrant were exercised and therefore in May 2000 the additional 250,000 warrants were granted with an exercise price of $1.00 expiring June 2003. In June 2001, pursuant to a letter of intent, which was ratified by the shareholders, the preferred shares were converted and the additional 250,000 warrants were granted at an exercise price of $1.00 with an amended term not to exceed five years. There was no beneficial conversion feature to the warrants as the value of the common stock was still considered to be $1.00 based on contemporaneous transactions at that time. There was no effect of the warrant issuances on operations as all warrants are considered to be purchased as part of the preferred stock unit. The second and third warrants totaling 500,000 common shares remained outstanding at March 31, 2003. In June 2003, 250,000 of those expired leaving 250,000 outstanding at March 31, 2005. As of March 31, 2006, no preferred shares were outstanding.

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

In December 2002, the Company issued 40,000 shares of its common stock to a principal stockholder (See Notes 4(B) and 7) having a fair value

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

of $40,000 based on recent contemporaneous transactions. In exchange for the stock issued, the Company received various corporate services including rental of the office facility, general accounting services, and overhead. The 40,000 shares were issued for calendar year 2003. Accordingly, $10,000 was charged to operations and included in general and administrative expenses and the remaining $30,000 was deferred and included as a separate component of stockholders' deficiency to be amortized over the remaining of fiscal year.

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

In January 2006, the Company issued 94,054 shares valued at $0.75 per share based on the quoted trade price in payment of various expenses totaling $47,027 to a finance company controlled by a director of the company and to a director. The Company recorded a loss on debt conversion of $23,513.

(C) STOCK OPTIONS AND WARRANTS

The Company issues stock options and warrants to employees, service providers, and investors in the course of business.

In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations. During 2003, the Company did not grant common stock options to officers. Due to the uncertain vesting period of certain grants due to vesting contingencies, compensation expense is recognized only upon vesting. Accordingly, compensation cost of $849,915 was recognized for 850,000 options vested in May 2001. The remaining 750,000 potential options under the employment agreements were terminated by the Board of Directors when the employment agreements were terminated in November 2001. (See Notes 4(A) and 6(B))

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement No. 123, the Company's net loss for the years ended March 31, 2006 and 2005 and the period from March 5, 1999 (inception) to March 31, 2006 would not have changed.

For stock options and warrants issued to non-employees, the Company applies SFAS
123. Accordingly, consulting expense of $3,783 and $254,345 was recognized in 2003 and 2002, respectively, upon granting of 25,000 and 125,000 common stock options, respectively. $345,000 was charged to operations in 1999 as reflected in the accompanying consolidated statements of operations from March 5, 1999 (inception) to March 31, 2006.

For consolidated financial statement disclosure purposes and for purposes of valuing stock options and warrants issued, the fair market value of each stock granted was estimated on the grant date using the Black-Scholes Option-Pricing Model in accordance with SFAS 123. The following weighted-average assumptions were used for the year ended March 31:

                          2006   2005   2004     2003       2002    2001   2000    1999
                          ----   ----   ----   --------   -------   ----   ----  --------
Expected Dividend Yield   $ --   $ --   $ --   $   0.00%  $  0.00%  $ --   $ --  $   0.00%
Risk Free Interest Rate     --     --     --      4.145%     3.57%    --     --      4.53%
Expected Volatility         --     --     --       0.00%     0.00%    --     --      0.00%
Expected Term               --     --     --    4 Years    1 Year     --     --   2 Years

A summary of the options outstanding, which were granted for cash or services are presented below:

                             NUMBER OF
                            OPTIONS AND   WEIGHTED AVERAGE
                              WARRANTS     EXERCISE PRICE
                            -----------   ----------------
Stock Options
Balance at March 31, 2002       500,000   $           1.00
Granted                          25,000               1.00
Exercised                            --                 --
Forfeited                            --                 --
Terminated                           --                 --
                            -----------   ----------------
Balance at March 31, 2003       525,000   $           1.00
Granted                              --                 --
Exercised                            --                 --
Forfeited                      (250,000)              1.00
Terminated                           --                 --
                            -----------   ----------------
Balance at March 31, 2004       275,000   $           1.00
Granted                              --                 --
Exercised                            --                 --
Forfeited                            --                 --
Terminated                           --                 --
                            -----------   ----------------
Balance at March 31, 2005       275,000   $           1.00
Granted                              --                 --
Exercised                            --                 --
Forfeited                            --                 --
Terminated                           --                 --
                            -----------   ----------------
Balance at March 31, 2006       275,000   $           1.00
                                          ================
Weighted average fair value
  of options granted for
  services during 2006                    $             --
                                          ================

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

The following table summarizes information about options and warrants outstanding at March 31, 2006:

         OPTIONS AND WARRANTS OUTSTANDING            OPTIONS AND WARRANTS EXERCISABLE
--------------------------------------------------   --------------------------------
                             WEIGHTED
                              AVERAGE     WEIGHTED                           WEIGHTED
RANGE OF       NUMBER        REMAINING     AVERAGE       NUMBER               AVERAGE
EXERCISE   OUTSTANDING AT   CONTRACTUAL   EXERCISE   EXERCISABLE AT          EXERCISE
  PRICE    MARCH 31, 2006      LIFE         PRICE    MARCH 31, 2006            PRICE
--------   --------------   -----------   --------   --------------          --------
$   1.00          250,000    0.08 Years       1.00          250,000              0.91
$   1.00           25,000    1.08 Years       1.00           25,000              0.09
           --------------                 --------   --------------          --------
                  275,000                 $   1.00          275,000          $   1.00
           ==============                 ========   ==============          ========

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

During the year ended March 31, 2006, the Company received working capital funds from a principal stockholder totaling $86,600. The receipt of these funds represents a 100% concentration of debt financing for the Company during 2006. (See Note 5 (A).)

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

During the year ended March 31, 2003, the Company had outstanding accounts payable with a vendor totaling $59,654. The vendor formally released the Company of any further obligations under the terms of the agreement. Accordingly, the Company recognized the entire $59,654 as a gain on settlement and this amount is reflected in the consolidated statement of operations as other income during the period from March 5, 1999 (inception) to March 31, 2006.

Related to 2005 the Company recorded a gain on debt forgiveness of $9,124 related to a vendor invoice.

NOTE 9 CONVERTIBLE DEBENTURE

On May 1, 2002, the Company issued a $100,000, 5% Senior Secured Convertible Debenture-Series A (the "Debenture") to a related party principal stockholder (the "Investor") and received the first $50,000 of funding under the debenture (see Note 7). Unless converted, redeemed or retracted before maturity, interest payments are due May 1, 2003 and April 30, 2004. The Debenture was to be paid in full on the earlier of April 30, 2004 or the closing date of the next round of financing for a minimum of $1,000,000. The Debenture was collateralized under a Security Agreement by all of the Company's assets, including its patent applications. At any time, at the option of the holder, the outstanding principal amount of the debenture was convertible into common shares of the Company at a conversion price of $1.00 per share and accrued interest wass payable in cash at that time. The Debenture contained various covenants, some of which restricted the ability of the Company to issue further debt or equity securities. The Debenture contained anti-dilution provisions requiring the Company to issue additional shares to the Investor, based upon a stipulated formula, if the Company sold any additional shares at less than $3.00 per share. (See Note 6(B)).

Upon the issuance of the convertible debenture, and in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

NOTE 10 INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense for the years ended March 31, 2006 and 2005, due to the Company's net losses or utilization of net operating loss carryforwards.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2006 and 2005, (computed by applying the United States Federal Corporate tax rate of 34% to consolidated loss before taxes), as follows:

                                             YEARS ENDED MARCH 31,
                                       --------------------------------

                                           2006               2005
                                       --------------    --------------
Computed "expected" tax benefit        $   (1,201,827)   $     (667,646)
Foreign income tax rate differences             1,200             2,196
Change in deferred tax asset
  valuation allowance                       1,200,627           665,450
                                       --------------    --------------
                                       $           --    $           --
                                       ==============    ==============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2006 are as follows:

Deferred tax assets:
United States net operating loss carryforward            $    2,873,984
Canadian net operating loss carryforward                      1,119,470
                                                         --------------
Total gross deferred tax assets                               3,993,454
Less valuation allowance                                     (3,993,454)
                                                         --------------
Net deferred tax assets                                  $           --
                                                         ==============

The valuation allowance at March 31, 2006 was $2,792,827. The net change in valuation allowance during the year ended March 31, 2006 was an increase of approximately $1,200,627. The Company's subsidiary has net operating losses of approximately $2,675,000 at March 31, 2006 available to offset the subsidiaries' net income through 2010 under Canadian Federal and Provincial tax laws and the parent United States entity has a net operating loss carryforward of approximately $8,504,000 available to offset the parent's net income through 2024.

For the purpose of these estimates, certain stock based expenses aggregating approximately $1,008,000 since inception were considered non-deductible. Actual amounts ultimately deductible may differ from these estimates.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

The utilization of the net operating loss carryforwards is dependent upon the ability to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

NOTE 11 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has no revenues, a net loss of $3,564,787 and net cash used in operations of $43,235 in 2006 and a working capital deficiency of $231,455, a stockholders' deficiency of $231,227 and a deficit accumulated during the development stage of $11,329,010 at March 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues (see Note 4(D)). The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2006, the Company received $86,600 in related party debt financing. During the three months ended June 30, 2004, the Company received $35,000 in related party debt financing. In October 2004, the Company closed on a non-brokered private placement of 500,000 shares at a price of $0.50 per share for proceeds of $250,000 of which $100,000 was paid in January 2005 and has also converted a debt of $160,000 into 320,000 shares of common stock. (See Note 5(A) and Note 6(B)) The Company recognized a loss of $320,000 on this transaction.

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