Form 10QSB
period 2006-06-30
KYTO BIOPHARMA INC
filed 2006-08-15
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the quarterly period ended June 30 2006

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

              B1-114 BELMONT AVENUE TORONTO, ONTARIO CANDA M5R 1P8
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 955-0159
                                 --------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,080,203 Common Shares - $0.0001 Par Value - as of August 10, 2006.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [X]

                      KYTO BIOPHARMA, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                                  FORM 10-QSB

                                     INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
Item 1.  Financial Statements (Unaudited)

         Unaudited Consolidated Balance Sheet
         as of June 30, 2006                                              3

         Unaudited Consolidated Statements of Operations
         for the three months ended June 30, 2006 and 2005                4

         Unaudited Consolidated Statements of Cash Flows
         for the three months ended June 30, 2006 and 2005                5

         Notes to Unaudited Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7

Item 3.  Controls and Procedures                                          9

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                9

Item 2.  Changes in Securities                                            9

Item 3.  Defaults Upon Senior Securities                                  9

Item 4.  Submission of Matters to a Vote of Security Holders              9

Item 5.  Other Information                                                9

Item 6.  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                               11

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      KYTO BIOPHARMA, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2006

ASSETS

CURRENT ASSETS
    Cash                                                           $      1,168
    Other receivables                                                       723
                                                                   ------------
TOTAL CURRENT ASSETS                                                      1,891
                                                                   ------------

TOTAL ASSETS                                                       $      1,891

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                               $     30,437
    Accrued liabilities - related party                                  20,000
    Accrued interest payable - related party                             25,098
    Loan Payable-related Party                                           87,961
    Note Payable, related party                                         100,000
                                                                   ------------
TOTAL CURRENT LIABILITIES                                               263,496
                                                                   ------------

TOTAL LIABILITIES                                                       263,496
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
    Common stock, $0.0001 par value, 25,000,000 shares
      authorized, 12,080,203  issued and outstanding                      1,208
    Additional paid-in capital                                       15,323,307
    Deficit accumulated during development stage                    (12,148,607)
    Accumulated other comprehensive loss                               (312,463)
                                                                   ------------
                                                                      2,863,445
    Less: Deferred consulting fees                                   (3,125,050)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT                                            (261,605)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $      1,891
                                                                   ============

     See accompanying notes to unaudited consolidated financial statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            FOR THE PERIOD FROM
                                                                                               MARCH 5, 1999
                                                        THREE MONTHS ENDED JUNE 30            (INCEPTION) TO
                                                         2006                 2005             JUNE 30, 2006
                                                     ------------         ------------      -------------------
OPERATING EXPENSES
     Compensation                                    $         --         $     14,957         $  1,740,386
     Depreciation and amortization                            228                  148              814,183
     Consulting                                           843,750              843,750            6,568,349
     Bad Debt                                                  --                   --               12,819
     Director fees                                             --                   --               64,100
     Financing fees                                            --                   --               28,781
     Professional fees                                     12,400               12,000              104,808
     General and administrative                            10,881               15,800              423,598
     Research and development                               4,100               17,500            1,107,617
     Loss on debt Conversion                                   --                   --              519,795
     Impairment loss                                           --                   --            1,191,846
                                                     ------------         ------------         ------------
TOTAL OPERATING EXPENSES                                  871,359              904,155           12,576,282
                                                     ------------         ------------         ------------

LOSS FROM OPERATIONS                                     (871,359)            (904,155)         (12,576,282)
                                                     ------------         ------------         ------------

OTHER INCOME (EXPENSES)
     Interest income                                           --                   --                4,922
     Interest expense                                      (2,828)              (2,049)             (28,906)
     Gain on debt forgivemess                                  40                   --               68,820
     Loss on disposal of equipment                             --                   --                 (567)
     Foreign currency transaction gain (loss)              54,550              (14,082)             383,406
                                                     ------------         ------------         ------------
TOTAL OTHER INCOME (EXPENSE), NET                          51,762              (16,131)             427,675
                                                     ------------         ------------         ------------

NET INCOME (LOSS)                                    $   (819,597)        $   (920,286)        $(12,148,607)
                                                     ============         ============         ============

COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain (loss)             (54,544)              14,108             (312,463)
                                                     ------------         ------------         ------------

TOTAL COMPREHENSIVE LOSS                             $   (874,141)        $   (906,178)        $(12,461,070)
                                                     ============         ============         ============

Net Loss Per Share - Basic and Diluted               $      (0.07)        $      (0.08)        $      (1.99)
                                                     ============         ============         ============

Weighted average number of shares outstanding
     during the year - basic and diluted               12,020,203           11,813,091            6,116,325
                                                     ============         ============         ============

     See accompanying notes to unaudited consolidated financial statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       FOR THE PERIOD FROM
                                                                                                           MARCH 5, 1999
                                                                          THREE MONTHS ENDED JUNE         (INCEPTION) TO
                                                                           2006              2005          JUNE 30, 2006
                                                                       ------------      ------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                 $   (819,597)     $   (920,286)     $(12,148,607)
     Adjustment to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                           228               160           814,183
        Stock based compensation                                            843,750           843,750         7,102,843
        Stock based consulting expense                                           --                --           854,345
        Stock based director fees                                                --                --            64,100
        Stock based rent and administrative fees                                 --                --            87,028
        Common stock warrants issued as financing fee                            --                --             3,783
        Loss on disposal of equipment                                            --                --               567
        Impairment loss                                                          --                --         1,191,846
        Gain on settlement of accounts payable                                   --                --           (59,654)
        Loss on settlement of accounts payable                                   --                --           519,795
        Amortization of stock based financing fee                                13                --            25,010
     Changes in operating assets and liabilities:
        (Increase) decrease in:
            Other receivables                                                   (32)            2,608              (722)
            Prepaids and other assets                                            --            17,500                --
        Increase (decrease) in:
            Accounts payable and accrued expenses                           (10,426)           32,616           504,241
            Accounts payable-related parties                                     --                --            20,879
                                                                       ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          13,936           (23,652)       (1,020,363)
                                                                       ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          --                --            (4,463)
                                                                       ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                            --                --            (4,463)
                                                                       ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance, net of
        offering cost                                                            --                --           958,222
     Loan proceeds from related parties, net                                  1,361                --           407,027
     Repayment of loan to related parties                                        --                --           (26,792)
                                                                       ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,361                --         1,338,457
                                                                       ------------      ------------      ------------

Effect of Exchange Rate on Cash                                             (54,544)           14,108          (312,463)

Net Increase (decrease) in Cash and Cash Equivalents                        (39,247)           (9,544)            1,168

Cash and Cash Equivalents at Beginning of Period                             40,415            37,485                --
                                                                       ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $      1,168      $     27,941      $      1,168
                                                                       ============      ============      ============

            Supplemental Disclosure of Cash Flow Information:
                    Cash paid for:
                       Interest                                        $         --      $         --      $        --
                                                                       ============      ============      ============
                       Taxes                                           $         --      $         --      $         --
                                                                       ============      ============      ============

            Supplemental Disclosure of Non-Cash Investing and
            Financing Activities:
            Conversion of debt to equity                               $         --      $         --      $    160,000
                                                                       ============      ============      ============
            Stock issued for deferred consulting services              $         --      $         --      $  6,750,000
                                                                       ============      ============      ============

     See accompanying notes to unaudited consolidated financial statements

                      KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending March 31, 2006 included in the Company's Form 10-KSB.

NOTE 2 ACCOUNTS PAYABLE AND LOANS PAYABLE, RELATED PARTIES

The Company leases office space and administrative services from a principal stockholder related party. Expenses for the three months ended June 30, 2006 were $10,000 and accrued liabilities at June 30, 2006 were $20,000

The total loans payable to this principal stockholder related party was $87,961 at June 30, 2006.

NOTE 3 STOCKHOLDERS' DEFICIENCY

(A) COMMON STOCK

In November 2004, the Company entered into a services agreement for two years to generate and increase customer interest in the Company's products and technologies and explore merger/acquisition possibilities. The Company issued 4,500,000 shares of common stock. The stock was valued at the quoted trading price of $1.50 on the grant date resulting in a total value of $6,750,000 to be recognized over the service period of November 1, 2004 through October 31, 2006. A consulting expense of $5,625,000 was recorded as of June 30, 2006.

NOTE 4 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $261,605, a deficit accumulated during development stage of $12,148,607 and a stockholders' deficiency of $261,605 as of June 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and related notes which are included in this Quarterly Report. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with our ability to raise capital, our dependence on others for our research and development activities, the future success of our product candidates in development, and other risks described below as well as those discussed elsewhere in this Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, our ability to secure additional financing for our operations, general economic conditions, our ability to develop our products, our ability to repay our outstanding debt obligations, and our ability to fund our operations through March 31, 2007 with our current cash reserves. For further information regarding our business, competition and risk factors, refer to the Company's Form 10-KSB filed with the U.S. Securities Exchange Commission for the year ending March 31, 2006.

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

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital deficiency of $261,605, a deficit accumulated during development stage of $12,148,607 and a stockholders' deficiency of $261,605 as of June 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues by licensing activities. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To date, others have conducted the research and development activities on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $4,100 for the three months ended June 30, 2006.

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

In January 2006, the Company and a Director of the Company agreed to convert the aggregate amount of $7,027.00 (the "debt") pursuant to an account payable and advance of fund made by the Director to the Company into common stock from treasury of the Corporation for issuance of 14,054 common shares at a price of $0.50 per share, which was the average price for the last trading month. Also during the same period, the Company and a principal stockholder related party agreed to convert the aggregate amount of $40,000 (the "Invoice") for office space and administrative services for the period starting January 1, 2005 and ending December 31, 2005, into common stock from treasury of the Corporation by issuing 80,000 common shares at a price of $0.50 per share, which was the average price for the last trading month.

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

The Company has, as of the end of June 30 2006, $263,496 in total liabilities. During the last nine months, we reduced our research activities and focused our resources to the development of the use of our monoclonal antibodies platform to block the vitamin B12 uptake by cancer cells. The Company estimates that it will require approximately $150,000 to meet its operating costs for this fiscal year, excluding research and development costs. The Company is seeking five hundred thousand dollars ($500,000) in research and development funds. The Company's plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on research activities and the development and application of its antibodies. The Company has also undertaken a review of its research and development activities and continue to look at merger opportunities or to acquire companies and products to raise capital. We have yet to to form a strategic alliance for product development and to out-license the commercial rights to development partners. By forming strategic alliances with third parties, we believe that our technologies and related products would be more rapidly developed and successfully introduced into the marketplace. At the date of filing of this Form 10-QSB with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to provide operating loan funds for the Company. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

                                      KYTO BIOPHARMA, INC.
                                           (Registrant)

Date August 15, 2006                  /s/ Georges Benarrcoh
                                          -----------------
                                          (Signature)
                                          Georges Benarroch
                                          Acting President and
                                          Chief Executive Officer
                                          And Acting Chief Executive Officer