Form 10QSB
period 2006-09-30
KYTO BIOPHARMA INC
filed 2006-11-15
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,080,203 Common Shares - $0.0001 Par Value - as of November 10, 2006.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

FORM 10-QSB

INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
Item 1.  Financial Statements (Unaudited)

         Unaudited Consolidated Balance Sheet
         as of September 30, 2006                                         3

         Unaudited Consolidated Statements of Operations
         for the three months ended September 30, 2006 and 2005           4

         Unaudited Consolidated Statements of Cash Flows
         for the three months ended September 30, 2006 and 2005           5

         Notes to Unaudited Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        7

Item 3.  Controls and Procedures                                          9

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                9

Item 2.  Changes in Securities                                            9

Item 3.  Defaults Upon Senior Securities                                  9

Item 4.  Submission of Matters to a Vote of Security Holders              9

Item 5.  Other Information                                                9

Item 6.  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                               11

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
September 30, 2006

                                                          SEPTEMBER 30,      MARCH 31,
                                                              2006             2006
                                                          -------------    ------------
ASSETS

CURRENT ASSETS
    Cash                                                  $      4,982     $     40,415
    Other receivables                                              722              691
                                                          ------------     ------------
TOTAL CURRENT ASSETS                                             5,704           41,106
                                                          ------------     ------------

    Equipment, Net                                                  --              228
                                                          ------------     ------------

TOTAL ASSETS                                              $      5,704     $     41,334
                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                      $     26,405     $     53,690
    Accrued liabilities - related party                         30,000           10,000
    Accrued interest payable - related party                    27,991           22,271
    Loan Payable-related Party                                 118,027           86,600
    Note Payable, related party                                100,000          100,000
                                                          ------------     ------------
TOTAL CURRENT LIABILITIES                                      302,423          272,561
                                                          ------------     ------------

TOTAL LIABILITIES                                              302,423          272,561
                                                          ------------     ------------

COMMITMENTS AND CONTINGENCIES                                       --               --


STOCKHOLDERS' DEFICIT
    Common stock, $0.0001 par value, 25,000,000 shares
       authorized, 12,080,203  issued and outstanding            1,208            1,208
    Additional paid-in capital                              15,323,307       15,323,307
    Deficit accumulated during development stage           (13,029,015)     (11,329,010)
    Accumulated other comprehensive loss                      (310,919)        (257,919)
                                                          ------------     ------------
                                                             1,984,581        3,737,586

    Less: Subscription Receivable                                   --              (13)
    Less: Deferred consulting fees                          (2,281,300)      (3,968,800)
                                                          ------------     ------------
TOTAL STOCKHOLDERS' DEFICIT                                   (296,719)        (231,227)
                                                          ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $      5,704           41,334
                                                          ============     ============

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           FOR THE PERIOD FROM
                                        FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED         MARCH 5, 1999
                                               SEPTEMBER 30,                      SEPTEMBER 30,                (INCEPTION) TO
                                      ------------------------------      ------------------------------      SEPTEMBER 30,
                                          2006              2005              2006              2005               2006
                                      ------------      ------------      ------------      ------------   -------------------
OPERATING EXPENSES
     Compensation                     $      4,955      $     14,879      $      4,955      $     29,836      $  1,745,341
     Depreciation and amortization              --               154               228               302           814,183
     Consulting                            843,750           843,750         1,687,500         1,687,500         7,412,099
     Bad debt                                   --                --                --                --            12,819
     Director fees                              --                --                --                --            64,100
     Financing fees                             --                --                --                --            28,781
     Professional fees                       8,950                --            21,350                --           113,758
     General and administrative             14,781            11,291            25,662            27,116           438,422
     Research and development                3,556            14,202             7,656            31,702         1,111,173
     Loss on debt conversion                                                                                       519,795
     Impairment loss                                                                                             1,191,846
                                      ------------      ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                   875,992           884,276         1,747,351         1,776,456        13,452,317
                                      ------------      ------------      ------------      ------------      ------------
Other Income (Expenses)
     Interest income                                                                                                 4,922
     Interest expense                       (2,892)           (2,793)           (5,720)           (4,842)          (31,798)
     Gain on debt forgivemess                    8                --                48                 2            68,828
     Loss on disposal of equipment              --                --                --                --              (567)
     Foreign currency transaction gain      (1,532)           59,844            53,018            44,476           381,874
                                      ------------      ------------      ------------      ------------      ------------
TOTAL OTHER INCOME (EXPENSE), NET           (4,416)           57,051            47,346            39,636           423,259
                                      ------------      ------------      ------------      ------------      ------------

NET LOSS                              $   (880,408)     $   (827,225)     $ (1,700,005)     $ (1,736,820)     $(13,029,058)
                                      ============      ============      ============      ============      ============

COMPREHENSIVE INCOME (LOSS)
     Foreign currency
       translation gain (loss)               1,544           (58,806)          (53,000)          (44,698)         (310,876)
                                      ------------      ------------      ------------      ------------      ------------

TOTAL COMPREHENSIVE LOSS              $   (878,864)     $   (886,031)     $ (1,753,005)     $ (1,781,518)     $(13,339,934)
                                      ============      ============      ============      ============      ============

Weighted average number of
  shares outstanding
  during the year -
  basic and diluted                     12,080,203        11,813,091        12,080,203        11,813,091         6,312,694
                                      ============      ============      ============      ============      ============

Net loss per share -
  basic and diluted                   $      (0.07)     $      (0.07)     $      (0.14)     $      (0.15)     $      (2.06)
                                      ============      ============      ============      ============      ============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            SIX MONTHS ENDED SEPTEMBER      MARCH 5, 1999
                                                           ---------------------------     (INCEPTION) TO
                                                                2006             2005     SEPTEMBER 30, 2006
                                                           ----------      ------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                      (1,700,005)     $ (1,748,820)     $(13,029,015)
    Adjustment to reconcile net income (loss)
      to net cash used in operating activities:
      Depreciation and amortization                               228               283           814,183
      Stock based compensation                              1,687,500         1,687,500         7,946,593
      Stock based consulting expense                               --                --           854,345
      Stock based director fees                                    --                --            64,100
      Stock based rent and administrative fees                     --                --            87,028
      Common stock warrants issued as financing fee                --                --             3,783
      Loss on disposal of equipment                                --                --               567
      Impairment loss                                              --                --         1,191,846
      Gain on settlement of accounts payable                       --                --           (59,654)
      Loss on settlement of accounts payable                       --                --           519,795
      Amortization of stock based financing fee                    13                --            25,010
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Other receivables                                        (31)            1,448              (721)
         Prepaids and other assets                                 --            17,500                --
      Increase (decrease) in:
         Accounts payable and accrued expenses                 (1,565)           56,064           515,232
         Accounts payable-related parties                          --                --            20,879
                                                           ----------      ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,860)           13,975        (1,046,029)
                                                           ----------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                             --                --            (4,463)
                                                           ----------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                              --                --            (4,463)
                                                           ----------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of
      offering cost                                                --                --           958,222
    Loan proceeds from related parties, net                    31,427                --           437,093
    Repayment of loan to related parties                           --                --           (26,792)
                                                           ----------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      31,427                --         1,368,523
                                                           ----------      ------------      ------------

Effect of Exchange Rate on Cash                               (53,000)          (44,698)         (313,049)

Net Increase (decrease) in Cash and Cash Equivalents          (35,433)          (30,723)            4,982

Cash and Cash Equivalents at Beginning of Period               40,415            37,485                --
                                                           ----------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      4,982      $      6,762      $      4,982
                                                           ==========      ============      ============

Supplemental Disclosure of Cash Flow Information:
    Cash paid for:
      Interest                                                     --      $         --      $         --
                                                           ==========      ============      ============
      Taxes                                                        --      $         --      $         --
                                                           ==========      ============      ============

Supplemental Disclosure of Non-Cash
    Investing and Financiang Activities:
      Conversion of debt to equity                                 --      $         --      $    160,000
                                                           ==========      ============      ============
      Stock issued for deferred consulting services                --      $         --      $  6,750,000
                                                           ==========      ============      ============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

It is management's opinion, that all material adjustments, normal and recurring, have been made, which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

NOTE 2  ACCOUNTS PAYABLE AND LOANS PAYABLE, RELATED PARTIES

The Company leases office space and administrative services from a principal stockholder related party. Expenses for the Six months ended September 30, 2006 were $20,000 and accrued liabilities at September 30, 2006 were $30,000

The total loans payable to this principal stockholder related party was $118,027 at September 30, 2006.

NOTE 3  STOCKHOLDERS' DEFICIENCY

(A) COMMON STOCK

In November 2004, the Company entered into a services agreement for two years to generate and increase customer interest in the Company's products and technologies and explore merger/acquisition possibilities. The Company issued 4,500,000 shares of common stock. The stock was valued at the quoted trading price of $1.50 on the grant date resulting in a total value of $6,750,000 to be recognized over the service period of November 1, 2004 through October 31, 2006. A consulting expense of $6,468,750 was recorded as of September 30, 2006.

NOTE 4  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $296,719, a deficit accumulated during development stage of $13,029,015 and a stockholders' deficiency of $296,719 as of September 30, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital deficiency of $296,719, a deficit accumulated during development stage of $13,029,015 and a stockholders' deficiency of $296,719 as of September. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues by licensing activities. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To date, others have conducted the research and development activities on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $7,656 for the six months ended September 30, 2006.

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

The Company has, as of the end of September 30 2006, $302,423 in total liabilities. During the last six months, the Company has undertaken a review of its research and development activities as well as a review of its Intellectual Property portfolio. The Company has added to its current IP Lawyers, a new IP law firm to obtain a new independent assessment of it IP portfolio, obtain advice on some pending patents and contribute to further discussions with the Company's research partners. The Company has been able to continue its Research & Development activities with one or its R&D Partners and is seeking funding to meet it operating and R&D cost in the development and activities of its antibodies over the next 12 months. The Company has yet to form a strategic alliance for product development and to out-license the commercial rights to development partners. . The Company's plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on research activities and the development and application of its antibodies. We have yet to form a strategic alliance for product development and to out-license the commercial rights to development partners. By forming strategic alliances with third parties, we believe that our technologies and related products would be more rapidly developed and successfully introduced into the marketplace. At the date of filing of this Form 10-QSB with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to provide operating loan funds for the Company.

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

(b) Changes in Internal Controls: In the Quarter ended September 30, 2006, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

                                       KYTO BIOPHARMA, INC.
                                          (Registrant)

Date November 15, 2006                 /s/  Georges Benarrcoh
     -----------------                 ----------------------------------
                                       (Signature)
                                       Georges Benarroch
                                       Acting President and
                                       Chief Executive Officer
                                       And Acting Chief Executive Officer