Form 10QSB
period 2006-12-31
KYTO BIOPHARMA INC
filed 2007-02-15
CIK 1164888

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                 For the quarterly period ended December 31 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

          For the transition period from _____________ to ____________

             Commission file number _______________________________

                              KYTO BIOPHARMA, INC.
                              --------------------
        (Exactname of small business issuer as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                           Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                     Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,080,203 Common Shares - $0.0001 Par Value - as of February 12, 2006.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)         YES [ ] NO [X]

================================================================================

                      KYTO BIOPHARMA, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                                     INDEX
                                                                      PAGE
                                                                     NUMBER
                                                                     ------
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Unaudited Consolidated Balance Sheet
         as of December 31, 2006 and March 31,2006                      3

         Unaudited Consolidated Statements of Operations
         for the nine months ended December 31, 2006 and 2005           4

         Unaudited Consolidated Statements of Cash Flows
         for the nine months ended December 31, 2006 and 2005           5

         Notes to Unaudited Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8

Item 3.  Controls and Procedures                                       10

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   10

Item 3.  Defaults Upon Senior Securities                               10

Item 4.  Submission of Matters to a Vote of Security Holders           10

Item 5.  Other Information                                             10

Item 6.  Exhibits                                                      11

SIGNATURES                                                             12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        December 31,        March 31,
                                                            2006              2006
                                                        ------------      ------------
                                     ASSETS
Current Assets
 Cash                                                   $     16,859      $     40,415
 Other receivables                                               692               691
                                                        ------------      ------------
Total Current Assets                                          17,551            41,106
                                                        ------------      ------------
 Prepaid Deposit                                              44,869                --
 Equipment, net                                                   --               228
                                                        ------------      ------------
Total Assets                                            $     62,420      $     41,334
                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                       $     28,288      $     53,690
 Accrued liabilities - related party                          40,000            10,000
 Accrued interest payable - related party                     30,951            22,271
 Loan Payable-related Party                                  218,322            86,600
 Note Payable, related party                                 100,000           100,000
                                                        ------------      ------------
Total Current Liabilities                                    417,561           272,561
                                                        ------------      ------------
Total Liabilities                                            417,561           272,561
                                                        ------------      ------------
Commitments and Contingencies                                     --                --

Stockholders' Deficit
 Common stock, $0.0001 par value, 25,000,000 shares
    authorized, 12,080,203  issued and outstanding             1,208             1,208
 Additional paid-in capital                               15,323,307        15,323,307
 Deficit accumulated during development stage            (13,419,040)      (11,329,010)
 Accumulated other comprehensive loss                       (260,616)         (257,919)
                                                        ------------      ------------
                                                           1,644,859         3,737,586
 Less: Subscription receivable                                    --               (13)
 Less: Deferred consulting fees                           (2,000,000)       (3,968,800)
                                                        ------------      ------------
Total Stockholders' Deficit                                 (355,141)         (231,227)
                                                        ------------      ------------
Total Liabilities and Stockholders' Deficit             $     62,420      $     41,334
                                                        ============      ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                          For the
                                                                                                                        period from
                                                 For The Three Months Ended          For The Nine Months Ended         March 5, 1999
                                                        December 31,                        December 31,              (inception) to
                                               ------------------------------      -------------------------------     December 31,
                                                   2006              2005              2006              2005              2006
                                               ------------      ------------      ------------      -------------     ------------
Operating Expenses
 Compensation                                 $      5,295      $     14,955      $     10,250      $     44,791      $  1,750,636
 Depreciation and amortization                          --               157               236               459           814,183
 Consulting                                        283,800           843,700         1,971,300         2,531,200         7,695,899
 Bad debt                                               --                --                --                --            12,819
 Director fees                                          --                --                --                --            64,100
 Financing fees                                         --                --                --                --            28,781
 Professional fees                                   4,500             3,450            25,850            15,450           118,258
 General and administrative                         10,459            12,355            36,121            39,472           448,846
 Research and development                           32,789             5,481            40,445            37,183         1,143,962
 Loss on debt conversion                                --                --                --                --           519,795
 Impairment loss                                        --                --                --                --         1,191,846
                                              ------------      ------------      ------------      ------------      ------------
Total Operating Expenses                           336,843           880,098         2,084,202         2,668,555        13,789,125
                                              ------------      ------------      ------------      ------------      ------------
Other Income (Expenses)
 Interest income                                        --                --                --                --             4,922
 Interest expense                                   (2,960)           (2,420)           (8,680)           (7,261)          (34,758)
 Gain on debt forgivemess                               --                --                48                 2            68,828
 Loss on disposal of equipment                          --                --                --                --              (567)
 Foreign currency transaction gain                 (50,214)             (673)            2,804            44,425           331,660
                                              ------------      ------------      ------------      ------------      ------------
Total Other Income (Expense), net                  (53,174)           (3,093)           (5,828)           37,166           370,085
                                              ------------      ------------      ------------      ------------      ------------
Net Loss                                      $   (390,017)     $   (883,191)     $ (2,090,030)     $ (2,631,389)     $(13,419,040)
                                              ============      ============      ============      ============      ============
Comprehensive Income (Loss)
 Foreign currency translation gain (loss)           50,303            13,661            (2,697)           45,145          (260,616)
                                              ------------      ------------      ------------      ------------      ------------
Total Comprehensive Loss                      $   (339,714)     $   (869,530)     $ (2,092,727)     $ (2,586,244)     $(13,679,656)
                                              ============      ============      ============      ============      ============
Weighted average number of shares
outstanding during the year -
basic and diluted                               12,080,203        11,827,069        12,080,203        11,827,069         6,312,694
                                              ============      ============      ============      ============      ============
Net loss per share - basic and diluted        $      (0.03)     $      (0.07)     $      (0.17)     $      (0.22)     $      (2.13)
                                              ============      ============      ============      ============      ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                          March 5, 1999
                                                        Nine Months Ended December 31,   (Inception) to
                                                        ------------------------------     December 31,
                                                            2006              2005            2006
                                                        ------------     -------------    -------------
Cash Flows from Operating Activities:
 Net loss                                                $(2,090,030)     $(2,631,402)    $(13,419,040)
 Adjustment to reconcile net loss to net cash
 provided by (used in)
  operating activities:
  Depreciation and amortization                                  228              442          814,183
  Stock based compensation                                 1,968,800        2,531,200        8,227,893
  Stock based consulting expense                                  --               --          854,345
  Stock based director fees                                       --               --           64,100
  Stock based rent and administrative fees                        --               --           87,028
  Common stock warrants issued as financing fee                   --               --            3,783
  Loss on disposal of equipment                                   --               --              567
  Impairment loss                                                 --               --        1,191,846
  Gain on settlement of accounts payable                          --               --          (59,654)
  Loss on settlement of accounts payable                          --               --          519,795
  Amortization of stock based financing fee                       13               --           25,010
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Other receivables                                             (1)             393             (691)
    Prepaids and other assets                                (44,869)          17,500          (43,869)
  Increase in:
    Accounts payable and accrued expenses                     13,278           92,463          526,945
    Accounts payable-related parties                              --              184           20,879
                                                         -----------      -----------     ------------
 Net Cash Provided By (Used in) Operating Activities        (152,581)          10,780       (1,186,880)
                                                         -----------      -----------     ------------
Cash Flows from Investing Activities:
 Purchase of property and equipment                               --               --           (4,463)
                                                         -----------      -----------     ------------
Net Cash Used in Investing Activities                             --               --           (4,463)
                                                         -----------      -----------     ------------
Cash Flows from Financing Activities:
 Proceeds from common stock issuance, net of
    offering cost                                                 --               --          958,222
 Loan proceeds from related parties, net                     131,722               --          537,388
 Repayment of loan to related parties                             --               --          (26,792)
                                                         -----------      -----------     ------------
Net Cash Provided by Financing Activities                    131,722               --        1,468,818
                                                         -----------      -----------     ------------
Effect of Exchange Rate on Cash                               (2,697)         (45,145)        (260,616)

Net Increase (decrease) in Cash and Cash Equivalents         (23,556)         (34,365)          16,859

Cash and Cash Equivalents at Beginning of Period              40,415           37,485               --
                                                         -----------      -----------     ------------

Cash and Cash Equivalents at End of Period               $    16,859      $     3,120     $     16,859
                                                         ===========      ===========     ============
Supplemental Disclosure of Cash Flow Information:
 Cash paid for:
    Interest                                             $        --      $        --     $         --
                                                         ===========      ===========     ============
    Taxes                                                $        --      $        --     $         --
                                                         ===========      ===========     ============
Supplemental Disclosure of Non-Cash
 Investing and Financiang Activities:
    Conversion of debt to equity                         $        --      $        --     $    160,000
                                                         ===========      ===========     ============
    Stock issued for deferred consulting services        $        --      $        --     $  6,750,000
                                                         ===========      ===========     ============


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2006

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

NOTE 2 ACCOUNTS PAYABLE AND LOANS PAYABLE, RELATED PARTIES

The Company leases office space and administrative services from a principal stockholder related party. Expenses for the Nine months ended December 31, 2006 were $30,000 and accrued liabilities at December 31, 2006 were $40,000 The total loans payable to this principal stockholder related party was $218,322 at December 31, 2006.

NOTE 3 COMMITMENTS

In November 2006, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $119,647 to be appropriated for the year of the conduct of the research plan from November 15, 2006 through November 14, 2007 The company will pay RFSUNY every six months. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. $59,825 was paid in November 2006

NOTE 4 STOCKHOLDERS'  DEFICIENCY

 (A) COMMON STOCK

In November 2004, the Company entered into a services agreement for two years to generate and increase customer interest in the Company's products and technologies and explore merger/acquisition possibilities. The Company issued 4,500,000 shares of common stock. The stock was valued at the quoted trading price of $1.50 on the grant date resulting in a total value of $6,750,000 to be recognized over the service period of November 1, 2004 through October 31, 2006. A consulting expense of $6,750,000 was recorded as of December 31, 2006.

NOTE 5 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $355,141, a deficit accumulated during development stage of $13,419,040 and a stockholders' deficiency of $355,141 as of December 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

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

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying unaudited consolidated financial statements, the Company has a working capital deficiency of $355,141, a deficit accumulated during development stage of $13,419,040 and a stockholders' deficiency of $355,141 as of December 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues by licensing activities. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To date, others have conducted the research and development activities on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $40,445 for the nine months ended December 31, 2006.

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

The Company has, as of the end of December 31 2006, $417,561 in total liabilities. During the last nine months, the Company has undertaken a review of its research and development activities as well as a review of its Intellectual Property portfolio. The Company has added to its current IP Lawyers, a new IP law firm to obtain a new independent assessment of it IP portfolio, obtain advice on some pending patents and contribute to further discussions with the Company's research partners. The Company has been able to continue its Research & Development activities with one or its R&D Partners and is seeking funding to meet it operating and R&D cost in the development and activities of its antibodies over the next 12 months. The Company has yet to form a strategic alliance for product development and to out-license the commercial rights to development partners. The Company's plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on research activities and the development and application of its antibodies. We have yet to form a strategic alliance for product development and to out-license the commercial rights to development partners. By forming strategic alliances with third parties, we believe that our technologies and related products would be more rapidly developed and successfully introduced into the marketplace. At the date of filing of this Form 10-QSB with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to provide operating loan funds for the Company.

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

(b) Changes in Internal Controls: In the Quarter ended December 31, 2006, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

        INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

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

Date  February 15, 2006                      /s/  Georges Benarrcoh
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