Form 10KSB
period 2007-03-31
KYTO BIOPHARMA INC
filed 2007-07-03
CIK 1164888

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the fiscal year ended March 31, 2007

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

B1-114 BELMONT, TORONTO, ONTARIO, CANADA                         M5R 1P8
 Address of principal executive offices)                       (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes [ ]   No [X]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. NONE AS OF MARCH 31ST, 2007

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,080,203 COMMON SHARES - $0.0001 PAR VALUE - AS OF MARCH 31, 2007.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [X]   NO [ ]

================================================================================

                              KYTO BIOPHARMA, INC.
                                   FORM 10-KSB
                      FOR FISCAL YEAR ENDED MARCH 31, 2006


                                TABLE OF CONTENTS


PART I     .................................................................   3
     ITEM 1. DESCRIPTION OF BUSINESS........................................   3
     ITEM 2. DESCRIPTION OF PROPERTY........................................   8
     ITEM 3. LEGAL PROCEEDINGS..............................................   8
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   8

PART II      ...............................................................   9
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......   9
     ITEM 6. MANAGEMENT `S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....  10
     ITEM 7. FINANCIAL STATEMENTS...........................................  15
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................  15
     ITEM 8A. CONTROLS AND PROCEDURES.......................................  15

PART III....................................................................  16
     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....  16
     ITEM 10. EXECUTIVE COMPENSATION........................................  17
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT....................................................  19
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  20
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................  20
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................  21

   SIGNATURES ..............................................................  22

   CONSOLIDATED FINANCIAL STATEMENTS........................................ F-1

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

The Company filed a Uniform Business Report (UBR) with the Department of State, State of Florida, for the year 2007 and paid all required fees. Its status is active.

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

Kyto's portfolio consists of molecules at the research and development stage which may ultimately prove useful in the treatment of certain types of cancer and inflammatory diseases. Kyto believes that there are several human therapeutics applications for its drug candidates. Specifically, a number of properties of the Company's drug delivery and vitamin B12 depletion technologies suggest a potential role for its drug candidates in the therapy of solid tumors such as colorectal and breast cancer in addition to treatment of leukemias. The following table summarizes the Company's research and product development programs:

 --------------------------------------------------------------------------------------------
 TECHNOLOGIES              DRUG CANDIDATES         TARGET INDICATION      STATUS
 --------------------------------------------------------------------------------------------
     Bioconjugates         Paclitaxel              Oncology               Development
     (Drug Delivery)       Doxorubicin             Oncology               Proof of concept
                           Carboplatinum           Oncology
 --------------------------------------------------------------------------------------------
 Monoclonal Antibodies     Transport protein       Oncology               Development
                           Receptor                Oncology               Development
 --------------------------------------------------------------------------------------------
     Growth Blockers       Receptor modulators     Oncology               Proof of concept
 --------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------
Receptor Modulators
----------------------------------------------------------------------------------------
   Growth blockers        Oncology   Proof of concept   --
----------------------------------------------------------------------------------------

In October 2006, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $119,647 to be appropriated for the initial 12 months of the conduct of the research plan from November 2007 through October 2007. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY.The initial payment for the first six months was made in November 2006 and the second payment was made in May of 2007.

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

(5) Patents

Kyto's patent strategy has been to develop an "umbrella" of patents protecting its core technology and their therapeutic uses and the underlying technologies used to create them. The Company has filed a number of patent applications in the United States, the PCT Member Countries, Japan, and in most other jurisdictions to protect its proprietary rights in the development of its technologies and products. To date, 18 patents have been issued. Kyto is co-assignee on the issued and pending patents along with different universities. The following is a list of the issued patents:

     -------------------------------------------------------------------------------------------------------------------------
            PATENT NO.                                           TITLE                                          ISSUED
     -------------------------------------------------------------------------------------------------------------------------
            NZ252,559          Anti-receptor agents to the vitamin B12/transcobalamin II receptor              14/02/97
     -------------------------------------------------------------------------------------------------------------------------
           US5,688,504         Anti-receptor and growth blocking agents to the vitamin                         18/11/97
                               B12/transcobalamin II receptor and binding sites
     -------------------------------------------------------------------------------------------------------------------------
           US5,739,287         Biotinylated cobalamins                                                         14/04/98
     -------------------------------------------------------------------------------------------------------------------------
           US5,840,712         Water soluble vitamin B12 receptor modulating agents and methods                24/11/98
                               relating thereto
     -------------------------------------------------------------------------------------------------------------------------
           US5,840,880         Vitamin B12 receptor modulating agents                                          24/11/98
     -------------------------------------------------------------------------------------------------------------------------
           US5,869,465         Methods for receptor modulation and uses thereto                                09/02/99
     -------------------------------------------------------------------------------------------------------------------------
           US6,083,926         Water soluble vitamin B12 receptor modulating agents and methods                04/07/00
                               relating thereto
     -------------------------------------------------------------------------------------------------------------------------
           CA2,135,277         Anti-receptor and growth blocking agents to the vitamin                         24/04/01
                               B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12
     -------------------------------------------------------------------------------------------------------------------------
            NZ323,127          Vitamin B12 receptor modulating agents and methods related and methods          12/07/01
                               related thereto
     -------------------------------------------------------------------------------------------------------------------------
            KR297,310          Anti-receptor and growth blocking agents to the vitamin                         21/05/01
                               B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12
     -------------------------------------------------------------------------------------------------------------------------
            CH0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
     -------------------------------------------------------------------------------------------------------------------------
            DE0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
     -------------------------------------------------------------------------------------------------------------------------
            EP0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
     -------------------------------------------------------------------------------------------------------------------------
            FR0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
     -------------------------------------------------------------------------------------------------------------------------
            GB0754189          Receptor modulating agents and methods relating thereto                        09/10/2002
     -------------------------------------------------------------------------------------------------------------------------
         US10/656,735          Growth Blocking Agents                                                         01/10/2004
     -------------------------------------------------------------------------------------------------------------------------
            CA2199940          Anti-receptor and growth blocking agents to Vitamin B12/transcobalmin II       13/09/2005
                               Receptor and binding sites
     -------------------------------------------------------------------------------------------------------------------------
         US60/790,330          Transcobalamin receptor polypeptides, nucleic acids, modular thereof, and      07/04/02006
                               Related methods of use in modulating cell growth and treating cancer and
                               Cobalamin deficiency
     -------------------------------------------------------------------------------------------------------------------------

                                       6

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

(7) Research and Development Costs

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $83,117, $41,590, and $1,186,633 for the years ended March 31, 2007, 2006, and for the period from March 5, 1999 (inception) to March 31, 2007, respectively.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to Credifinance Capital Corp., a related party, at the rate of $3,333.33 monthly, which includes rent of $1,666.6 and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-KSB for the year ending March 31, 2007. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-KSB filed with the U.S. Securities Exchange Commission.

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
                                               Common Stock
                                        --------------------------
                                        High                   Low
                                        ----                   ---
       Fiscal Year Ended March 31, 2007
       ------------------------------------------------------------
       First quarter                      $    1.10       $    0.75
       Second quarter                          1.10            1.00
       Third quarter                           1.00            0.51
       Fourth quarter                          0.75            0.51

       Fiscal Year Ended March 31, 2006
       ------------------------------------------------------------
       First quarter                      $    1.10       $    0.35
       Second quarter                          0.51            0.35
       Third quarter                           0.75            0.25
       Fourth quarter                          0.75            0.75

There were 12,080,203 shares of common stock outstanding and 25,000 options to purchase common stock outstanding as of the end of the fiscal year ended March 31, 2007.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2007, there were 15 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 150 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

     None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A) PLAN OF OPERATION

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited consolidated financial statements, in 2007 the company had, a net loss of $4,148,725, cash used in operations of $169,531, a working capital deficiency of $425,005, a stockholders' deficiency of $425,005, and a deficit accumulated during development stage of $15,477,735 at March 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Research and development expense was $83,117, $41,590, and $1,186,633 for the years ended March 31, 2007, 2006, and for the period from March 5, 1999 (inception) to March 31, 2007, respectively.

In October 2006, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $119,647 to be appropriated for the initial 12 months of the conduct of the research plan from November 2006 through October 2007. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The initial payment for the first six months was made in November 2006 and the second payment was made in May of 2007.

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

The Company has, as of the end of its fiscal year (March 31, 2007), $443,809 in liabilities. The Company estimates that it will require up to $75,000 to meet operating costs for this fiscal year, excluding research and development costs. In addition, with the help of its scientific partners, the Company is reviewing its technology and assessing the best way of pursuing its development.

The report of our Independent Registered Public Accounting Firm on our March 31, 2007 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

(B) LIQUIDITY AND CAPITAL RESOURCES

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

None.

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

o THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, CASH USED IN OPERATIONS, STOCKHOLDERS' DEFICIT, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. The report of our Independent Registered Public Accounting Firm on our March 31, 2007 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.  FINANCIAL STATEMENTS

Attached audited consolidated financial statements for KYTO BIOPHARMA, INC. AND SUBSIDIARY for the fiscal years ended March 31, 2007, 2006, and Cumulative from March 5, 1999 (Inception) to March 31, 2007 can be found beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountant during the year and to the date of this registration statement and there are no disagreements with the findings of said accountants.

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

There were no significant changes made to our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the period covered by this report that materially affected or are reasonably likely to materially affect our internal control over financial reporting. 13

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS


--------------------------------------------------------------------------------
NAME                        AGE    POSITION
--------------------------------------------------------------------------------
Georges Benarroch           60     President & Chief Executive Officer, Director

Don MacAdam                 60     Director

Jean-Luc Berger, Ph.D.      44     Director

--------------------------------------------------------------------------------

The business experience of the persons listed above during the past five years are as follows:


MR. GEORGES BENARROCH, PRESIDENT & CHIEF EXECUTIVE OFFICER; DIRECTOR.
---------------------------------------------------------------------

Director of the Company since May 5, 2000. Mr Benarroch was elected as President and Chief Executive Officer effective February 27, 2006. Mr. Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp. and Credifinance Securities Limited. Mr. Benarroch is a Director of BMB Munai Inc, a public company. Mr. Benarroch is a director of Rebank Corp., a public Company. Mr. Benarroch is also president of Osprey Gold Corp. , a public company.

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

DR. JEAN-LUC BERGER, PH.D., DIRECTOR.
-------------------------------------

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

-------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation               Long-Term Compensation
                             ----------------------------------   -----------------------------------
                                                                       Awards             Payouts
                                                                  -----------------------------------
                                                                  Securities
                                                                    Under      Restricted
                                                      Other        Options/    Shares or
                                                      Annual         SARs      Restricted    LTIP       All Other
Name and                      Salary       Bonus   Compensation    Granted     Share Units   Payouts   Compensation
Principal Position    Year      ($)         ($)       ($)            (#)          ($)         ($)           ($)
-------------------------------------------------------------------------------------------------------------------
Jean-Luc Berger,      2007   None                                                None
Director
                      2006   $55,000 (1)                                         None

                      2005   $52,250 (1)                                         None

                      2004   $40,000 (1)                                         None
-------------------------------------------------------------------------------------------------------------------

Georges Benarroch,    2007   None                                                None
Director

President and Chief
Executive Officer     2006   None                                                None

                      2005   None                                                None

                      2004   None                                                None
-------------------------------------------------------------------------------------------------------------------

Donald MacAdam,       2007   None                                                None
Director

                      2006   None                                                None

                      2005   None                                                None

                      2004   None                                                None
-------------------------------------------------------------------------------------------------------------------

----------
(1) This was paid by B Twelve Limited, a subsidiary of Kyto Biopharma, Inc.

(B) OPTION/SAR GRANTS TABLE

The following table (presented in accordance with the Regulation) sets forth stock options granted under the Share Incentive Plan during fiscal year 2002 to the name key employees. There were no grants to key employees in fiscal years 2007, 2006, 2005 and 2004.

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

Four directors received 14,525 and 3,000 common shares each for services during fiscal years 2001 and 2002, respectively. No director shares were granted in fiscal years 2007 and 2006.

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2007 of Kyto other than for routine indebtedness.

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

---------------------------------------------------------------------------------------------------------------
                      Name and Address of
Title of Class        Beneficial Owner                       Common Shares            Percentage of Class
---------------------------------------------------------------------------------------------------------------
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
                      Toronto, Ontario, Canada
---------------------------------------------------------------------------------------------------------------

------------
(1) Credifinance Capital Corp. is a privately held Delaware corporation. A director and officer of Kyto, Georges Benarroch is the President & C.E.O. of Credifinance Capital Corp.

(B) SECURITY OWNERSHIP OF MANAGEMENT

---------------------------------------------------------------------------------------------------------------
                      Name and Address of
Title of Class        Beneficial Owner                       Common Shares            Percentage of Class
---------------------------------------------------------------------------------------------------------------
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
---------------------------------------------------------------------------------------------------------------

------------
(1) Georges Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp which owns 8,953,145 common shares representing 74.1% of issued shares.
(2) Don MacAdam owns 27,025 common shares directly and 3,000 common shares through A360 Inc., a private holding company.

(C) CHANGES IN CONTROL

There is no such arrangement which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in note 5 of the consolidated Financial Statements.

(B) TRANSACTIONS WITH PROMOTORS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is the President & CEO of Credifinance Capital Corp which owns 8,953,145 common shares representing 74.1% of issued shares.

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

No bribes, kickbacks or other similar remuneration or consideration shall be given to any person or organization in order to attract or influence business activity. Officers, directors and employees shall avoid gifts, gratuities, fees,bonuses or excessive entertainment, in order to attract or influence business activity.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Jewett Schwartz, Wolfe and Associates. ("Jewett") as our independent auditors for the fiscal years ending March 31, 2006.

(1) Audit Fees

Jewett our Independent Registered Public Accounting firm billed an aggregate of $25,500 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended March 31, 2006 included in our annual report on Form 10-KSB and review of our interim financial statements included in our quarterly reports on Form 10-QSB.

(2) Tax Fees

No professional services were rendered by Jewett, Schwartz and Associates for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2007.

(3) All Other Fees

Not applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its be signed on its behalf by the undersigned, thereunto duly authorized.

         DATE: June 29, 2007                 KYTO BIOPHARMA, INC.


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

         DATE: June 29, 2007                 KYTO BIOPHARMA, INC.


                                             By: /s/ Georges Benarroch
                                                 ----------------------------
                                                 Georges Benarrcoh
                                                 President & C.E.O.,
                                                 Acting C.F.O., Director


         DATE: June 29, 2007                 KYTO BIOPHARMA, INC.


                                             By: /s/ Jean-Luc Berger
                                                 ----------------------------
                                                 Jean-Luc Berger
                                                 Director

                     Kyto Biopharma, Inc. and Subsidiary
                          (A Development Stage Company)

                              Financial Statements

                                 March 31, 2007

                                Table of Contents


Report of Independent Registered Public Accounting Firm.............. F-2

Consolidated Balance Sheet .......................................... F-3

Consolidated Statements of Operations ............................... F-4

Consolidated Statements of Changes in Shareholders' Deficit.......... F-5

Consolidated Statements of Cash Flows ............................... F-6

Notes to the Consolidated Financial Statements....................... F-7 - F-18

             Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Kyto Biopharma, Inc.

We have audited the accompanying consolidated balance sheet of Kyto Biopharma, Inc. (A Development Stage Company) as of March 31, 2007 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended March 31, 2007 and 2006 and for the period from March 5, 1999 (inception) through March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kyto Biopharma, Inc. (A Development Stage Company) as of March 31, 2007 and the results of its operations and its cash flows for the years then ended March 31, 2007 and 2006, and from March 5, 1999 (inception) through March 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company's need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
June 29, 2007

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET


                                                              MARCH 31,
                                                               2007
                                                           ------------
ASSETS

Current Assets
    Cash                                                   $      3,848
    Prepaid expenses                                             14,956
                                                           ------------

TOTAL ASSETS                                               $     18,804
                                                           ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                       $     26,399
    Accrued liabilities - related party                          50,000
    Accrued interest payable - related party                     33,980
    Loan payable-related party                                  233,430
    Note payable, related party                                 100,000
                                                           ------------
TOTAL CURRENT LIABILITIES                                       443,809
                                                           ------------

TOTAL LIABILITIES                                               443,809
                                                           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Common stock, $0.0001 par value, 25,000,000 shares
       authorized, 12,080,203  issued and outstanding             1,208
    Additional paid-in capital                               15,323,307
    Deficit accumulated during development stage            (15,477,735)
    Accumulated other comprehensive loss                       (271,785)
                                                           ------------
                                                               (425,005)

                                                           ------------
TOTAL STOCKHOLDERS' DEFICIT                                    (425,005)
                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $     18,804

                                                           ============










          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FOR THE PERIOD FROM
                                                                                      MARCH 5, 1999
                                                         FOR THE YEARS ENDED         (INCEPTION) TO
                                                              MARCH 31,                 MARCH 31,
                                                      2007              2006              2007
                                                  ------------      ------------      ------------
OPERATING EXPENSES
     Compensation                                 $     10,250      $     54,935      $  1,750,636
     Depreciation and amortization                         228               602           814,183
     Consulting                                      3,976,300         3,374,950         9,700,899
     Bad debt                                               --                --            12,819
     Director fees                                          --                --            64,100
     Financing fees                                         --                --            28,781
     Professional fees                                  34,550            18,550           126,958
     General and administrative                         46,597            50,676           459,314
     Research and development                           83,117            41,590         1,186,633
     Loss on debt conversion                                --            23,513           519,795
     Impairment loss                                        --                --         1,191,846
                                                  ------------      ------------      ------------
TOTAL OPERATING EXPENSES                             4,151,042         3,564,816        15,855,964
                                                  ------------      ------------      ------------

OTHER INCOME (EXPENSES)
     Interest income                                        --                --             4,922
     Interest expense                                  (11,708)           (9,805)          (37,786)
     Gain on debt forgivemess                               48                 2            68,828
     Loss on disposal of equipment                          --                --              (567)
     Foreign currency transaction gain                  13,977            39,832           342,832
                                                  ------------      ------------      ------------
TOTAL OTHER INCOME, NET                                  2,317            30,029           378,229
                                                  ------------      ------------      ------------

NET LOSS                                            (4,148,725)       (3,534,787)      (15,477,735)
                                                  ------------      ------------      ------------

Comprehensive Loss
     Foreign currency translation loss                 (13,866)          (40,435)         (271,785)
                                                  ------------      ------------      ------------

TOTAL COMPREHENSIVE LOSS                          $ (4,162,591)     $ (3,575,222)     $(15,749,520)
                                                  ============      ============      ============

Weighted average number of shares outstanding
     during the year - basic and diluted            12,080,203        11,827,069         6,312,394
                                                  ============      ============      ============

Net loss per share - basic and diluted            $      (0.34)     $      (0.29)     $      (2.45)
                                                  ============      ============      ============

          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
          YEARS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD FROM
                   MARCH 5, 1999 (INCEPTION) TO MARCH 31, 2007





                                                               PREFERRED STOCK              COMMON STOCK           ADDITIONAL
                                                          ------------------------   -------------------------     PAID - IN
                                                            SHARES       AMOUNT        SHARES        AMOUNT         CAPITAL
                                                          ---------   ------------   ----------   ------------   ------------
Common stock issued for services to officer                      --   $         --      300,000   $         30   $    299,970
Common stock issued for services to consultant                   --             --      255,000             25        254,975
Warrants issued to consultant                                    --             --           --             --        345,000
Net loss, 1999                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 1999                                          --             --      555,000             55        899,945
Preferred stock issued for cash                             250,000        250,000           --             --             --
Offering cost                                                    --             --           --             --        (17,005)
Common stock issued for intangible assets                        --             --    2,000,000            200      1,999,800
Common stock issued for cash upon exercise
   of warrants                                                   --             --      100,000             10         99,990
Foreign currency translation loss                                --             --           --             --             --
Net loss, 2000                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2000                                     250,000        250,000    2,655,000            265      2,982,730
Common stock issued as director fees                             --             --       58,100              6         58,094
Common stock issued for cash upon exercise
   of warrants                                                   --             --      150,000             15        149,985
Common stock issued for cash upon exercise
   of warrants                                                   --             --      345,000             35             --
Common stock issued to officer as
   compensation                                                  --             --      100,000             10         99,990
Common stock issued for cash                                     --             --      100,000             10         99,990
Common stock issued to consultant
   for services not yet rendered                                 --             --      400,000             40      1,199,960
Foreign currency translation gain                                --             --           --             --             --
Net loss, 2001                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2001                                     250,000        250,000    3,808,100            381      4,590,749
Preferred stock converted to common stock                  (250,000)      (250,000)     250,000             25        249,975
Common stock warrants issued for consulting
   services                                                      --             --           --             --        254,346
Common stock issued for cash upon exercise
   of warrants                                                   --             --      125,000             13        124,987
Common stock warrants issued for services                        --             --           --             --        849,915
Common stock issued for cash upon exercise
   of warrants                                                   --             --      850,000             85             --
Common stock issued to directors as
   compensation                                                  --             --        6,000             --          6,000
Common stock issued to employees as
   compensation                                                  --             --        3,000             --          3,000
Common stock issued as loan fee                                  --             --       25,000              3         24,997
Foreign currency translation gain                                --             --           --             --             --
Net loss, 2002                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2002                                          --             --    5,067,100            507      6,103,969
Stock issued for cash and services                               --             --      225,000             22        224,978
Stock issued in settlement of accounts payable,
   net of redeemable shares                                      --             --      100,000             10         99,990
Stock issued to settle loans payable, related party              --             --      102,658             10        102,648
Common stock issued for services to
   consultant not yet rendered                                   --             --      800,000             80        799,920
Stock issued for past and future rent and
   administrative services                                       --             --       65,000              7         64,993
Common stock warrants issued as financing fee                    --             --           --             --          3,783
Foreign currency translation loss                                --             --           --             --             --
Net loss, 2003                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2003                                          --             --    6,359,758            636      7,400,281
Foreign currency translation loss                                --             --           --             --             --
Amortization of deferred expenses                                --             --           --             --             --
Net Loss, 2004                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March  31, 2004                                         --             --    6,359,758            636      7,400,281
Stock issued for cash and services                               --             --      500,000             50        249,950
Common stock issued for services to consultant
   not yet rendered                                              --             --    4,500,000            450      6,749,550
Stock issued to settle loans payable, related party              --             --      320,000             32        479,968
Stock issued for past and future rent and
   administrative services                                       --             --      133,333             13        199,986
Foreign currency translation loss                                --             --           --             --             --
Net Loss, 2005                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2005                                          --   $         --   11,813,091   $      1,181   $ 15,079,735
Stock issued for cash and services                               --             --      173,058             18        173,040
Recognition of services rendered by consultant                   --             --           --             --             --
Stock issued to settle loans payable, related party              --             --       14,054              1         10,540
Stock issued for past and future rent and
   administrative services                                       --             --       80,000              8         59,992
Foreign currency translation loss                                --             --           --             --             --
Net Loss, 2006                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2006                                          --   $         --   12,080,203   $      1,208   $ 15,323,307
Stock issued for cash and services                               --             --           --             --             --
Recognition of services rendered by consultant                   --             --           --             --             --
Stock issued for past and future rent and
   administrative services                                       --             --           --             --             --
Foreign currency translation loss                                --             --           --             --             --
Net Loss, 2007                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2006                                          --   $         --   12,080,203   $      1,208   $ 15,323,307
Stock issued for cash and services                               --             --           --             --             --
Recognition of services rendered by consultant                   --             --           --             --             --
Stock issued for past and future rent and
   administrative services                                       --             --           --             --             --
Foreign currency translation loss                                --             --           --             --             --
Net Loss, 2007                                                   --             --           --             --             --
                                                          ---------   ------------   ----------   ------------   ------------
Balance, March 31, 2007                                          --   $         --   12,080,203   $      1,208   $ 15,323,307
                                                          =========   ============   ==========   ============   ============

[Restubbed Table]

                                                            DEFICIT
                                                          ACCUMULATED      ACCUMULATED
                                                            DURING            OTHER
                                                          DEVELOPMENT     COMPREHENSIVE      DEFERRED
                                                            STAGE             LOSS          CONSULTING
                                                         -------------    -------------    ------------
Common stock issued for services to officer              $          --    $          --    $         --
Common stock issued for services to consultant                      --               --              --
Warrants issued to consultant                                       --               --              --
Net loss, 1999                                                (900,000)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 1999                                       (900,000)              --              --
Preferred stock issued for cash                                     --               --              --
Offering cost                                                       --               --              --
Common stock issued for intangible assets                           --               --              --
Common stock issued for cash upon exercise
  of warrants                                                       --               --              --
Foreign currency translation loss                                   --           (5,745)             --
Net loss, 2000                                                (650,366)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2000                                     (1,550,366)          (5,745)             --
Common stock issued as director fees                                --               --              --
Common stock issued for cash upon exercise
   of warrants                                                      --               --              --
Common stock issued for cash upon exercise
   of warrants                                                      --               --              --
Common stock issued to officer as
   compensation                                                     --               --              --
Common stock issued for cash                                        --               --              --
Common stock issued for future services                             --               --      (1,200,000)
Foreign currency translation gain                                   --           60,054              --
Net loss, 2001                                                (966,789)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2001                                     (2,517,155)          54,309      (1,200,000)
Preferred stock converted to common stock                           --               --              --
Common stock warrants issued for consulting
   services                                                         --               --              --
Common stock issued for cash upon exercise
   of warrants                                                      --               --              --
Common stock warrants issued for services                           --               --              --
Common stock issued for cash upon exercise
of warrants                                                         --               --              --
Common stock issued to directors as
   compensation                                                     --               --              --
Common stock issued to employees as
   compensation                                                     --               --              --
Common stock issued as loan fee                                     --               --              --
Foreign currency translation gain                                   --           13,397              --
Net loss, 2002                                              (2,959,415)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2002                                     (5,476,570)          67,706      (1,200,000)
Stock issued for cash and services                                  --               --              --
Stock issued in settlement of accounts payable,
   net of redeemable shares                                         --               --              --
Stock issued to settle loans payable, related party                 --               --              --
Stock issued as consideration for future
   services                                                         --               --        (800,000)
Stock issued for past and future rent and
   administrative services                                          --               --              --
Common stock warrants issued as financing fee                       --               --              --
Foreign currency translation loss                                   --          (80,354)             --
Net loss, 2003                                                (319,141)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2003                                     (5,795,711)         (12,648)     (2,000,000)
Foreign currency translation loss                                   --         (117,341)             --
Amortization of deferred expenses                                   --               --              --
Net Loss, 2004                                                 (34,846)              --              --
                                                         -------------    -------------    ------------
Balance, March  31, 2004                                    (5,830,557)        (129,989)     (2,000,000)
Stock issued for cash and services                                  --               --              --
Common stock issued for services to consultant                      --               --      (5,343,750)
Stock issued to settle loans payable, related party                 --               --              --
Stock issued for past and future rent and
   administrative services                                          --               --              --
Foreign currency translation loss                                   --          (87,495)             --
Net Loss, 2005                                              (1,963,666)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2005                                    $(7,794,223)     $  (217,484)   $ (7,343,750)
Stock issued for cash and services                                  --               --              --
Common stock issued for services to consultant                      --               --       3,374,950
Stock issued to settle loans payable, related party                 --               --              --
Stock issued for past and future rent and
   administrative services                                          --               --              --
Foreign currency translation loss                                   --          (40,435)             --
Net Loss, 2006                                              (3,534,787)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2006                                  $ (11,329,010)   $    (257,919)   $ (3,968,800)
Stock issued for cash and services                                  --               --              --
Recognition of services rendered by consultant                      --               --       3,968,800
Stock issued for past and future rent and
   administrative services                                          --               --              --
Foreign currency translation loss                                   --          (13,866)             --
Net Loss, 2007                                              (4,148,725)              --              --
                                                         -------------    -------------    ------------
Balance, March 31, 2007                                  $ (15,477,735)   $    (271,785)   $         --
                                                         =============    =============    ============

[Restubbed table]

                                                                            DEFERRED
                                                          SUBSCRIPTION        LOAN         DEFERRED
                                                           RECEIVABLE         FEE          EXPENSES        TOTAL
                                                          ------------    -----------    -----------    -----------
Common stock issued for services to officer               $         --    $        --    $        --    $   300,000
Common stock issued for services to consultant                      --             --             --        255,000
Warrants issued to consultant                                       --             --             --        345,000
Net loss, 1999                                                      --             --             --       (900,000)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 1999                                             --             --             --             --
Preferred stock issued for cash                                     --             --             --        250,000
Offering cost                                                       --             --             --        (17,005)
Common stock issued for intangible assets                           --             --             --      2,000,000
Common stock issued for cash upon exercise
  of warrants                                                       --             --             --        100,000
Foreign currency translation loss                                   --             --             --         (5,745)
Net loss, 2000                                                      --             --             --       (650,366)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2000                                             --             --             --      1,676,884
Common stock issued as director fees                                --             --             --         58,100
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --        150,000
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --             35
Common stock issued to officer as
   compensation                                                     --             --             --        100,000
Common stock issued for cash                                        --             --             --        100,000
Common stock issued for future services                             --             --             --             --
Foreign currency translation gain                                   --             --             --         60,054
Net loss, 2001                                                      --             --             --       (966,789)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2001                                             --             --             --      1,178,284
Preferred stock converted to common stock                           --             --             --             --
Common stock warrants issued for consulting
   services                                                         --             --             --        254,346
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --        125,000
Common stock warrants issued for services                           --             --             --        849,915
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --             85
Common stock issued to directors as
   compensation                                                     --             --             --          6,000
Common stock issued to employees as
   compensation                                                     --             --             --          3,000
Common stock issued as loan fee                                     --        (25,000)            --             --
Foreign currency translation gain                                   --             --             --         13,397
Net loss, 2002                                                      --             --             --     (2,959,415)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2002                                             --        (25,000)            --       (529,385)
Stock issued for cash and services                                  --             --             --        225,000
Stock issued in settlement of accounts payable,
   net of redeemable shares                                         --             --             --        100,000
Stock issued to settle loans payable, related party                 --         25,000             --        127,655
Stock issued as consideration for future
   services                                                         --             --             --             --
Stock issued for past and future rent and
   administrative services                                          --             --        (30,000)        35,000
Common stock warrants issued as financing fee                       --             --             --          3,783
Foreign currency translation loss                                   --             --             --        (80,354)
Net loss, 2003                                                      --             --             --       (319,141)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2003                                             --             --        (30,000)      (437,442)
Foreign currency translation loss                                   --             --             --       (117,341)
Amortization of deferred expenses                                   --             --         30,000         30,000
Net Loss, 2004                                                      --             --             --        (34,846)
                                                          ------------    -----------    -----------    -----------
Balance, March  31, 2004                                            --             --             --       (559,629)
Stock issued for cash and services                                  --             --             --        250,000
Common stock issued for services to consultant                      --             --                     1,406,250
Stock issued to settle loans payable, related party                 --             --             --        480,000
Stock issued for past and future rent and
   administrative services                                         (13)            --             --        199,986
Foreign currency translation loss                                   --             --             --        (87,495)
Net Loss, 2005                                                      --             --             --     (1,963,666)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2005                                   $        (13)   $        --    $        --    $  (274,554)
Stock issued for cash and services                                   0             --             --        173,058
Common stock issued for services to consultant                      --             --                     3,374,950
Stock issued to settle loans payable, related party                 --             --             --         10,541
Stock issued for past and future rent and
   administrative services                                          (0)            --             --         60,000
Foreign currency translation loss                                   --             --             --        (40,435)
Net Loss, 2006                                                      --             --             --     (3,534,787)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2006                                   $        (13)   $        --    $        --    $  (231,227)
Stock issued for cash and services                                  --             --             --             --
Common stock issued for services to consultant                      --             --                     3,968,800
Stock issued to settle loans payable, related party                 13             --             --             13
Stock issued for past and future rent and
   administrative services                                          (0)            --             --        (13,866)
Foreign currency translation loss                                   --             --             --     (4,148,725)
Net Loss, 2006                                                      --             --             --     (3,534,787)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2007                                   $         --    $        --    $        --    $  (425,005)
                                                          ============    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               MARCH 5, 1999
                                                                                                               (INCEPTION) TO
                                                                              FOR THE YEAR ENDED MARCH 31         MARCH 31,
                                                                                2007              2006              2007
                                                                            ------------      ------------      ------------
Cash Flows from Operating Activities:
     Net loss                                                               $ (4,148,725)     $ (3,534,787)     $(15,477,735)
     Adjustment to reconcile net loss to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                228                --           814,183
        Recognition of services rendered by consultant                         3,968,800                --        10,227,893
        Stock based consulting expense                                                --                --           854,345
        Stock based director fees                                                     --                --            64,100
        Stock based rent and administrative fees                                      --                --            87,028
        Common stock warrants issued as financing fee                                 --                --             3,783
        Loss on disposal of equipment                                                 --                --               567
        Impairment loss                                                               --               602         1,191,846
        Gain on settlement of accounts payable                                        --            23,513           (59,654)
        Loss on settlement of accounts payable                                        --            47,028           519,795
        Amortization of stock based financing fee                                     13         3,374,950            25,010
     Changes in operating assets and liabilities:
        (Increase) decrease in:
            Other receivables                                                        691             3,475                --
            Prepaids and other assets                                            (14,956)           17,500           (14,956)
        Increase in:
            Accounts payable and accrued expenses                                 24,418            22,083           541,215
            Accounts payable-related parties                                          --             2,401            20,879
                                                                            ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (169,531)          (43,235)       (1,201,701)
                                                                            ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                               --                --            (4,463)
                                                                            ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                                 --                --            (4,463)
                                                                            ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance, net of offering cost                        --                --           958,222
     Loan proceeds from related parties, net                                     146,830            86,600           550,367
     Repayment of loan to related parties                                             --                --           (26,792)
                                                                            ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        146,830            86,600         1,481,797
                                                                            ------------      ------------      ------------
Effect of Exchange Rate on Cash                                                  (13,866)          (40,435)         (271,785)
Net Increase (decrease) in Cash and Cash Equivalents                             (36,567)            2,930             3,848
Cash and Cash Equivalents at Beginning of Period                                  40,415            37,485                --
                                                                            ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      3,848      $     40,415      $      3,848
                                                                            ============      ============      ============
Supplemental Disclosure of Cash Flow Information:
     Cash paid for:
        Interest                                                            $         --      $         --      $         --
                                                                            ============      ============      ============
        Taxes                                                               $         --      $         --      $         --
                                                                            ============      ============      ============
Supplemental Disclosure of Non-Cash Investing and Financing Activities
        Conversion of debt to equity                                        $         --      $         --      $    640,716
                                                                            ============      ============      ============
        Stock issued for deferred consulting services                       $         --      $         --      $  6,750,000
                                                                            ============      ============      ============
        Conversion of liabilities to note payable                           $         --      $         --      $    102,023
                                                                            ============      ============      ============
        Stock issued for debt restructuring anti-dilusion provision         $         --      $         --      $    800,000
                                                                            ============      ============      ============
        Conversion of preferred shares to common shares                     $         --      $         --      $    250,000
                                                                            ============      ============      ============
        Stock issued for future services                                    $         --      $         --      $  1,200,000
                                                                            ============      ============      ============
        Issued common shares for intangible assets                          $         --      $         --      $  2,000,000
                                                                            ============      ============      ============

          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

(C) GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has no revenues, a net loss of $4,148,725 and net cash used in operations of $169,531 in 2007 and a working capital deficiency of $425,005, a stockholders' deficiency of $425,005 and a deficit accumulated during the development stage of $15,477,735 at March 31, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2007, the Company received $146,830 in related party debt financing.

The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon debt and equity funding. The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Federal Drug and Administration clearance, and that the Company will achieve a profitable level of operations.

(D) USE OF ESTIMATES

In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during 2007 and 2006 and for the period for March 5, 1999 (inception) to March 31, 2007 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(E) CASH AND CASH EQUIVALENTS

For the purpose of the consolidated cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) BASIS OF PRESENTATION AND FOREIGN CURRENCY

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

(G) CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of March 31, 2007, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2007.

The Company has obtained and continues to obtain a large amount of its funding from loans and equity funding from a principal stockholder related to a director of the Company.

(H) EQUIPMENT

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of five years.

(I) LONG-LIVED ASSETS

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

(J) STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 123R, "Share-Based Payment", ("SFAS 123R) a revision to SFAS 123. SFAS 123R requires all share-based payments to be recognized in the financial statements based on their values using either a modified-prospective of modified-retrospective transition method.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to March 31, 2006, the Company's stock-based compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees ("APB 25") and related interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock -Based Compensation ("SFAS 123").

The Company adopted the disclosure provisions of SFAS No. 123R, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock Based Compensation-Transaction and Disclosure," which has entities provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123R had been applied.

Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model.

(K) RESEARCH AND DEVELOPMENT COSTS

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $83,117, $41,590, and $1,186,633 for the years ended March 31, 2007, 2006, and for the period from March 5, 1999 (inception) to March 31, 2007, respectively.

(L) INCOME TAXES

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

(M) COMPREHENSIVE INCOME

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

The foreign currency translation gains and losses resulting from the translation of the financial statements of B Twelve, Ltd. expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income or Loss in the Statement of Operations.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(N) NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is antidilutive for the periods presented. At March 31, 2007, there were common stock warrants to issue 25,000 common shares, which could potentially dilute future earnings per share.

(O) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts of the Company's short-term financial instruments, including other receivables, accounts payable, and loans payable-related parties, approximate fair value due to the relatively short period to maturity for these instruments.

(P) NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 on April 1, 2006. SFAS 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

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

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company on April 1, 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.
FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The Company does not expect the adoption of FSP FAS 123(R)-5 on April 1, 2007 to have a material impact on its consolidated results of operations and financial condition.

(Q) RECLASSIFICATIONS

Certain amounts in the March 31, 2006 consolidated financial statements have been reclassified to conform to the March 31, 2007 presentation.

NOTE 2  EQUIPMENT

Equipment consists of the following at March 31, 2007:

                                                                 2007
                                                               -------
 Computers and equipment                                       $ 4,589
 Less: Accumulated depreciation                                 (4,589)
                                                               -------
                                                               $    --
                                                               =======


Depreciation was $228 and $602 for the years ended March 31, 2007 and 2006, respectively, and $814,183 for the period from March 5, 1999 (inception) to March 31, 2007.

NOTE 3  PREPAID EXPENSES

Prepaid expenses are related to prepaid research and development. Prepaid research and development costs are amortized as services are performed. For the year ended March 31, 2007 the total prepaid expense is $14,956.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 4  INTANGIBLE ASSETS IMPAIRMENT

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

As of March 31, 2002, management performed an impairment analysis of the Intellectual Property. Due to the then current status of the Company as a development stage company and the inherent difficulties in projecting future revenues recognized an impairment loss for the full remaining book value of the asset totaling $1,191,846 in 2002.

NOTE 5  COMMITMENTS AND CONTINGENCIES

(A) LEASES

The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder. Rent expense in 2007, 2006, and for the period from March 5, 1999 (inception) to March 31, 2007 were $20,000, $20,000, and $148,377, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations.

(B) REDEEMABLE COMMON STOCK PURSUANT TO PUT OPTION

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

(C) REGULATION

The business of the Company is subject to various governmental regulations in the United States of America, Canada, and other countries, which must approve any Company products before commencement of commercial sales and which regulate the manufacturing of pharmaceuticals.

NOTE 6  LOANS AND NOTES PAYABLE AND ACCRUED LIABILITIES, RELATED PARTIES

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

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 6 LOANS AND NOTES PAYABLE AND ACCRUED LIABILITIES, RELATED PARTIES (CONTINUED)

At March 31, 2005, the Company owed $4,616 to a related party director of the Company. The loan was non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. The amount was paid in February 2006, through issuance of stock.

At March 31, 2007, the Company owed $233,430 to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance.

B) ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2007, 2006, and for the period from March 5, 1999 (inception) to March 31, 2007 was $40,000, $40,000, and $296,754, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. Accrued liabilities for the above services at March 31, 2007 were $50,000.

(C) NOTE PAYABLE, RELATED PARTY

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (8.25% at March 31, 2007). Interest is accrued and payable quarterly. At March 31, 2007, accrued interest totaled $33,980. In connection with the promissory note, all principal and accrued interest is payable in full upon the earliest of the following:

(i) The date on which the Company raises at least $1,000,000 in funding within a twelve-month period;

(ii) The date on which the agreement between the Company, vendor and other unrelated party terminates; or

(iii) Three years from the date of the promissory note.

Since the note was due in November 2005, the note payable was re-classified to current liabilities at March 31, 2005.

NOTE 7 STOCKHOLDERS' DEFICIENCY

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

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 7 STOCKHOLDERS' DEFICIENCY (CONTINUED)

There was no beneficial conversion feature upon the sale as the value of the common shares into which the preferred shares are convertible are also $1.00 based on contemporaneous transactions.

Upon exercise of the first 250,000 warrants, the investor received another warrant for 250,000 common shares at $1.00 exercise price per share. Upon conversion of the preferred stock, each share of common stock issued shall be coupled with an additional common stock purchase warrant at an exercise price of $1.00 per share with a three-month term. In December 1999 and May 2000, 100,000 and 150,000, respectively, of the first warrant were exercised and therefore in May 2000 the additional 250,000 warrant were granted with an exercise price of $1.00 expiring June 2003. In June 2001, pursuant to a letter of intent, which was ratified by the shareholders, the preferred shares were converted and the additional 250,000 warrants were granted at an exercise price of $1.00 with an amended term not to exceed five years. There was no beneficial conversion feature to the warrants as the value of the common stock was still considered to be $1.00 based on contemporaneous transactions at that time. There was no effect of the warrant issuances on operations as all warrants are considered to be purchased as part of the preferred stock unit. The second and third warrants totaling 500,000 common shares remained outstanding at March 31, 2003. In June 2003, 250,000 expired and in June 2006 the remaining 250,000 expired. As of March 31, 2007, no preferred shares were outstanding.

(B) COMMON STOCK AND OPTIONS

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

For stock options and warrants issued to non-employees, the Company applies SFAS
123. Accordingly, consulting expense of $3,783 and $254,345 were recognized in 2003 and 2002, respectively, upon granting of 25,000 and 125,000 common stock options, respectively. $345,000 was charged to operations in 1999 as reflected in the accompanying consolidated statements of operations from March 5, 1999 (inception) to March 31, 2007.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 7 STOCKHOLDERS' DEFICIENCY (CONTINUED)

A summary of the options outstanding, which were granted for cash or services are presented below:

                                   NUMBER OF
                                  OPTIONS AND   WEIGHTED AVERAGE
                                    WARRANTS     EXERCISE PRICE
                                  -----------   ----------------
Stock Options
Balance at March 31, 2002             500,000   $           1.00
Granted                                25,000               1.00
Exercised                                  --                 --
Forfeited                                  --                 --
Terminated                                 --                 --
                                  -----------   ----------------
Balance at March 31, 2003             525,000   $           1.00
Granted                                    --                 --
Exercised                                  --                 --
Forfeited                            (250,000)              1.00
Terminated                                 --                 --
                                  -----------   ----------------
Balance at March 31, 2004             275,000   $           1.00
Granted                                    --                 --
Exercised                                  --                 --
Forfeited                                  --                 --
Terminated                                 --                 --
                                  -----------   ----------------
Balance at March 31, 2005             275,000   $           1.00
Granted                                    --                 --
Exercised                                  --                 --
Forfeited                                  --                 --
Terminated                                 --                 --
                                  -----------   ----------------
Balance at March 31, 2006             275,000   $           1.00
Granted                                    --                 --
Exercised                                  --                 --
Forfeited                            (250,000)  $           1.00
Terminated                                 --                 --
                                  -----------   ----------------
Balance at March 31, 2007              25,000   $           1.00
                                                ================
Weighted average fair value
  of options granted for
  services during 2007                          $             --
                                                ================

The following table summarizes information about options and warrants outstanding at March 31, 2007:

                  OPTIONS AND WARRANTS OUTSTANDING                        OPTIONS AND WARRANTS EXERCISABLE
    -----------------------------------------------------------------    ----------------------------------
                                            WEIGHTED
                                             AVERAGE        WEIGHTED                              WEIGHTED
     RANGE OF            NUMBER             REMAINING       AVERAGE            NUMBER             AVERAGE
     EXERCISE        OUTSTANDING AT        CONTRACTUAL      EXERCISE       EXERCISABLE AT        EXERCISE
       PRICE         MARCH 31, 2007           LIFE           PRICE         MARCH 31, 2006          PRICE
    ----------       --------------    --------------    ------------    ------------------    ------------
    $     1.00               25,000      .08 Years               1.00                25,000            1.00
                     --------------                      ------------    ------------------    ------------
                             25,000                      $       1.00                25,000    $       1.00
                     ==============                      ============    ==================    ============

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 7 STOCKHOLDERS' DEFICIENCY (CONTINUED)

(D) PAR VALUE

In August 2001, the par value of common stock was changed to $0.0001 from $1.00. The change is reflected retroactively for all periods presented in the accompanying consolidated financial statements.

(E) EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements for the year ended March 31, 2007:

                                        Income          Shares        Per-share
                                     (Numerator)     (Denominator)     Amount
                                    ------------    ------------    ----------

Income from continuing operations   $ (4,148,725)
Less preferred stock dividends                --
                                    ------------
Income available to common
stockholders - Basic and diluted
earnings per share                    (4,148,725)     12,080,203    $    (0.34)
                                    ------------    ------------    ----------


Effect of dilutive securities

The following convertible securities were not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive:

                                                         Shares of
                                                         Potential
                                                        Common Stock
                                                       -------------
Common stock warrants                                      25,000


NOTE 8 RELATED PARTIES

Certain liabilities with a related party were settled with common stock.

The Company leases its facility from a principal stockholder who also provides certain administrative services to the Company.

During the year ended March 31, 2007, the Company received working capital funds from a principal stockholder totaling $146,830.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 9 INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense or utilization of net operating loss carryforwards for the years ended March 31, 2007 and 2006, due to the Company's net losses.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2007 and 2006, (computed by applying the United States Federal Corporate tax rate of 34% to consolidated loss before taxes), as follows:

YEAR ENDED MARCH 31, 2007
                                                    2007            2006
                                                ------------    ------------
 Computed "expected" tax benefit                $ (1,410,567)   $ (1,201,827)
 Foreign income tax rate differences                   1,660           1,200
 Change in deferred tax asset
   valuation allowance                             1,408,907       1,200,627
                                                ------------    ------------
                                                $         --    $         --
                                                ============    ============

The above benefit was calculated using a combined federal and state tax estimated rate as noted below

Statutory federal income tax rate                      34.00%
State income taxes                                        --%
Foreign income tax rate difference                      0.04%
Valuation allowance                                   (34.04)%
                                                ------------
Effective tax rate                                      (0.0)%
                                                ============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2007 are as follows:

Deferred tax assets:
United States net operating loss carryforward   $ 3,608,984
Canadian net operating loss carryforward          1,114,045
                                                -----------
Total gross deferred tax assets                   4,723,029
Less valuation allowance                         (4,723,029)
                                                -----------
Net deferred tax assets                         $        --
                                                ===========

The net change in valuation allowance during the year ended March 31, 2007 was an increase of approximately $1,408,907. The Company's subsidiary has net operating losses of approximately $2,622,122 at March 31, 2007 available to offset the subsidiaries' net income through 2010 under Canadian Federal and Provincial tax laws and the parent United States entity has a net operating loss carryforward of approximately $12,664,000 available to offset the parent's net income through 2025.

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

NOTE 10 SUBSEQUENT EVENTS

On May 31, 2007 the Company entered into an agreement with a related party to issue 500,000 convertible preferred shares at $1.00 per share. The agreement is on an installment basis. Preferred shares may be converted into approximately 2 common shares per convertible preferred share until May 2009. The preferred convertible shares will bear interest of 5% per year.