Form 10KSB/A
period 2007-03-31
KYTO BIOPHARMA INC
filed 2007-07-06
CIK 1164888

================================================================================

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. NONE AS OF JUNE 27, 2007.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,080,203 COMMON SHARES - $0.0001 PAR VALUE - AS OF JUNE 27, 2007.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [X]   NO [ ]

================================================================================

                              KYTO BIOPHARMA, INC.
                                  FORM 10-KSB/A
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

(A) MARKET INFORMATION

Our common stock has traded on the OTC Bulletin Board(R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2007 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

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

(C) OFF-BALANCE SHEET ARRANGEMENT

None.

COMPETITIVE BUSINESS CONDITIONS AND ADVERSE FACTORS

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
                                                                                            February 2002
------------------------------------------------------------------------------------------------------------------

(C) AGGREGATED OPTION/SAR EXERCISE IN LATEST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUE TABLE

The following table (presented in accordance with the Regulation) sets forth details of all exercises of stock options/SARs during the fiscal year end March 31, 2002 (none in fiscal years 2007, 2006, 2005, 2004 and 2003) by the named executive officer and employees and the fiscal year-end value of unexercised options/SARs on an aggregated basis:


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

Four directors received 14,525 and 3,000 common shares each for services during fiscal years 2001 and 2002, respectively. No director shares were granted in fiscal years 2003 through 2007.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in note 8 of the consolidated Financial Statements.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Jewett Schwartz, Wolfe and Associates as our independent auditors for the fiscal years ending March 31, 2006 and 2007.

(1) Audit Fees

Our Independent Registered Public Accounting firm billed an aggregate of $25,500 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended March 31, 2007 included in our annual report on Form 10-KSB and review of our interim financial statements included in our quarterly reports on Form 10-QSB.

(2) Tax Fees

No professional services were rendered by Jewett, Schwartz Wolfe and Associates for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2007.

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
                                                         =============    =============    ============

[Restubbed table]

                                                                            DEFERRED
                                                          SUBSCRIPTION        LOAN         DEFERRED
                                                           RECEIVABLE         FEE          EXPENSES        TOTAL
                                                          ------------    -----------    -----------    -----------
Common stock issued for services to officer               $         --    $        --    $        --    $   300,000
Common stock issued for services to consultant                      --             --             --        255,000
Warrants issued to consultant                                       --             --             --        345,000
Net loss, 1999                                                      --             --             --       (900,000)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 1999                                             --             --             --             --
Preferred stock issued for cash                                     --             --             --        250,000
Offering cost                                                       --             --             --        (17,005)
Common stock issued for intangible assets                           --             --             --      2,000,000
Common stock issued for cash upon exercise
  of warrants                                                       --             --             --        100,000
Foreign currency translation loss                                   --             --             --         (5,745)
Net loss, 2000                                                      --             --             --       (650,366)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2000                                             --             --             --      1,676,884
Common stock issued as director fees                                --             --             --         58,100
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --        150,000
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --             35
Common stock issued to officer as
   compensation                                                     --             --             --        100,000
Common stock issued for cash                                        --             --             --        100,000
Common stock issued for future services                             --             --             --             --
Foreign currency translation gain                                   --             --             --         60,054
Net loss, 2001                                                      --             --             --       (966,789)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2001                                             --             --             --      1,178,284
Preferred stock converted to common stock                           --             --             --             --
Common stock warrants issued for consulting
   services                                                         --             --             --        254,346
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --        125,000
Common stock warrants issued for services                           --             --             --        849,915
Common stock issued for cash upon exercise
   of warrants                                                      --             --             --             85
Common stock issued to directors as
   compensation                                                     --             --             --          6,000
Common stock issued to employees as
   compensation                                                     --             --             --          3,000
Common stock issued as loan fee                                     --        (25,000)            --             --
Foreign currency translation gain                                   --             --             --         13,397
Net loss, 2002                                                      --             --             --     (2,959,415)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2002                                             --        (25,000)            --       (529,385)
Stock issued for cash and services                                  --             --             --        225,000
Stock issued in settlement of accounts payable,
   net of redeemable shares                                         --             --             --        100,000
Stock issued to settle loans payable, related party                 --         25,000             --        127,655
Stock issued as consideration for future
   services                                                         --             --             --             --
Stock issued for past and future rent and
   administrative services                                          --             --        (30,000)        35,000
Common stock warrants issued as financing fee                       --             --             --          3,783
Foreign currency translation loss                                   --             --             --        (80,354)
Net loss, 2003                                                      --             --             --       (319,141)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2003                                             --             --        (30,000)      (437,442)
Foreign currency translation loss                                   --             --             --       (117,341)
Amortization of deferred expenses                                   --             --         30,000         30,000
Net Loss, 2004                                                      --             --             --        (34,846)
                                                          ------------    -----------    -----------    -----------
Balance, March  31, 2004                                            --             --             --       (559,629)
Stock issued for cash and services                                  --             --             --        250,000
Common stock issued for services to consultant                      --             --                     1,406,250
Stock issued to settle loans payable, related party                 --             --             --        480,000
Stock issued for past and future rent and
   administrative services                                         (13)            --             --        199,986
Foreign currency translation loss                                   --             --             --        (87,495)
Net Loss, 2005                                                      --             --             --     (1,963,666)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2005                                   $        (13)   $        --    $        --    $  (274,554)
Stock issued for cash and services                                  --             --             --        173,058
Common stock issued for services to consultant                      --             --                     3,374,950
Stock issued to settle loans payable, related party                 --             --             --         10,541
Stock issued for past and future rent and
   administrative services                                          --             --             --         60,000
Foreign currency translation loss                                   --             --             --        (40,435)
Net Loss, 2006                                                      --             --             --     (3,534,787)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2006                                   $        (13)   $        --    $        --    $  (231,227)
Stock issued for cash and services                                  --             --             --             --
Common stock issued for services to consultant                      --             --                     3,968,800
Stock issued to settle loans payable, related party                 13             --             --             13
Stock issued for past and future rent and
   administrative services                                          --             --             --        (13,866)
Foreign currency translation loss                                   --             --             --     (4,148,725)
Net Loss, 2006                                                      --             --             --     (3,534,787)
                                                          ------------    -----------    -----------    -----------
Balance, March 31, 2007                                   $         --    $        --    $        --    $  (425,005)
                                                          ============    ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               MARCH 5, 1999
                                                                                                               (INCEPTION) TO
                                                                              FOR THE YEAR ENDED MARCH 31         MARCH 31,
                                                                                2007              2006              2007
                                                                            ------------      ------------      ------------
Cash Flows from Operating Activities:
     Net loss                                                               $ (4,148,725)     $ (3,534,787)     $(15,477,735)
     Adjustment to reconcile net loss to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                228               602           814,183
        Recognition of services rendered by consultant                         3,968,800                --        10,227,893
        Stock based consulting expense                                                --                --           854,345
        Stock based director fees                                                     --                --            64,100
        Stock based rent and administrative fees                                      --                --            87,028
        Common stock warrants issued as financing fee                                 --                --             3,783
        Loss on disposal of equipment                                                 --                --               567
        Impairment loss                                                               --                --         1,191,846
        Gain on settlement of accounts payable                                        --            23,513           (59,654)
        Loss on settlement of accounts payable                                        --            47,028           519,795
        Amortization of stock based financing fee                                     13         3,374,950            25,010
     Changes in operating assets and liabilities:
        (Increase) decrease in:
            Other receivables                                                        691             3,475                --
            Prepaids and other assets                                            (14,956)           17,500           (14,956)
        Increase in:
            Accounts payable and accrued expenses                                 24,418            22,083           541,215
            Accounts payable-related parties                                          --             2,401            20,879
                                                                            ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (169,531)          (43,235)       (1,201,701)
                                                                            ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                               --                --            (4,463)
                                                                            ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                                 --                --            (4,463)
                                                                            ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance, net of offering cost                        --                --           958,222
     Loan proceeds from related parties, net                                     146,830            86,600           550,367
     Repayment of loan to related parties                                             --                --           (26,792)
                                                                            ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        146,830            86,600         1,481,797
                                                                            ------------      ------------      ------------
Effect of Exchange Rate on Cash                                                  (13,866)          (40,435)         (271,785)
Net Increase (decrease) in Cash and Cash Equivalents                             (36,567)            2,930             3,848
Cash and Cash Equivalents at Beginning of Period                                  40,415            37,485                --
                                                                            ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      3,848      $     40,415      $      3,848
                                                                            ============      ============      ============
Supplemental Disclosure of Cash Flow Information:
     Cash paid for:
        Interest                                                            $         --      $         --      $         --
                                                                            ============      ============      ============
        Taxes                                                               $         --      $         --      $         --
                                                                            ============      ============      ============
Supplemental Disclosure of Non-Cash Investing and Financing Activities
        Conversion of debt to equity                                        $         --      $         --      $    640,716
                                                                            ============      ============      ============
        Stock issued for deferred consulting services                       $         --      $         --      $  6,750,000
                                                                            ============      ============      ============
        Conversion of liabilities to note payable                           $         --      $         --      $    102,023
                                                                            ============      ============      ============
        Stock issued for debt restructuring anti-dilusion provision         $         --      $         --      $    800,000
                                                                            ============      ============      ============
        Conversion of preferred shares to common shares                     $         --      $         --      $    250,000
                                                                            ============      ============      ============
        Stock issued for future services                                    $         --      $         --      $  1,200,000
                                                                            ============      ============      ============
        Issued common shares for intangible assets                          $         --      $         --      $  2,000,000
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