Form 10QSB
period 2007-06-30
KYTO BIOPHARMA INC
filed 2007-08-13
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2007

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

               B1-114BELMONT AVENUE TORONTO, ONTARIO CANDA M5R 1P8
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 955-0159
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,080,203 Common Shares - $0.0001 Par Value - as of August 10, 2007.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [X]

                      KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                  FORM 10-QSB

                                     INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
Item 1.  Financial Statements (Unaudited)

         Unaudited Consolidated Balance Sheet
         as of June 30, 2007                                              3

         Unaudited Consolidated Statements of Operations
         for the nine months ended June 30, 2007 and 2006                 4

         Unaudited Consolidated Statements of Cash Flows
         for the nine months ended June 30, 2007 and 2006                 5

         Notes to Unaudited Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

Item 3.  Controls and Procedures                                          9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                9

Item 2.  Changes in Securities                                            9

Item 3.  Defaults Upon Senior Securities                                  9

Item 4.  Submission of Matters to a Vote of Security Holders              9

Item 5.  Other Information                                                9

Item 6.  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                               10

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,
                                                                        2007
                                                                   ------------
ASSETS
CURRENT ASSETS
    Cash                                                           $      3,565
    Prepaid expenses                                                     56,868
                                                                   ------------
TOTAL CURRENT ASSETS                                                     60,433
                                                                   ------------

TOTAL ASSETS                                                       $     60,433
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                               $     29,245
    Accrued interest payable - related party                             37,078
    Note payable, related party                                         100,000
                                                                   ------------
TOTAL CURRENT LIABILITIES                                               166,323
                                                                   ------------

TOTAL LIABILITIES                                                       166,323
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred stock, $1.00 par value, 1,000,000 shares
       authorized, 382,734 issued and outstanding                       382,734
    Common stock, $0.0001 par value, 25,000,000 shares
       authorized, 12,080,203  issued and outstanding                     1,208
    Additional paid-in capital                                       15,323,307
    Deficit accumulated during development stage                    (15,445,298)
    Accumulated other comprehensive loss                               (367,841)
                                                                   ------------
                                                                       (105,890)

                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT                                            (105,890)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $     60,433
                                                                   ============

     See accompanying notes to unaudited consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             FOR THE PERIOD FROM
                                                                                MARCH 5, 1999
                                                 FOR THE THREE MONTHS ENDED    (INCEPTION) TO
                                                          JUNE 30,                 JUNE 30,
                                                     2007           2006             2007
                                                ------------    ------------    ------------
OPERATING EXPENSES
    Compensation                                $         --    $         --    $  1,750,636
    Depreciation and amortization                         --             228         814,183
    Consulting                                        12,264         843,750       9,713,163
    Bad debt                                              --              --          12,819
    Director fees                                         --              --          64,100
    Financing fees                                        --              --          28,781
    Professional fees                                 10,000          12,400         136,958
    General and administrative                        10,423          10,881         469,737
    Research and development                          27,641           4,100       1,214,274
    Loss on debt conversion                               --              --         519,795
    Impairment loss                                       --              --       1,191,846
                                                ------------    ------------    ------------
TOTAL OPERATING EXPENSES                              60,328         871,359      15,916,292
                                                ------------    ------------    ------------

OTHER INCOME (EXPENSES)
    Interest income                                       --              --           4,922
    Interest expense                                  (3,098)         (2,828)        (40,884)
    Gain on debt forgivemess                              --              40          68,828
    Loss on disposal of equipment                         --              --            (567)
    Foreign currency transaction gain                 95,863          54,550         438,695
                                                ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE), NET                     92,765          51,762         470,994
                                                ------------    ------------    ------------

NET LOSS                                        $     32,437    $   (819,597)   $(15,445,298)
                                                ============    ============    ============

COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation gain (loss)         (96,056)        (54,544)       (367,841)
                                                ------------    ------------    ------------

TOTAL COMPREHENSIVE LOSS                        $    (63,619)   $   (874,141)   $(15,813,139)
                                                ============    ============    ============

Weighted average number of shares outstanding
    during the year - basic and diluted           12,080,203      12,020,203       6,713,298
                                                ============    ============    ============

Net loss per share - basic and diluted          $       0.00    $      (0.07)   $      (2.30)
                                                ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    MARCH 5, 1999
                                                                    THREE MONTHS ENDED JUNE 30,    (INCEPTION) TO
                                                                        2007            2006        JUNE 30, 2007
                                                                    ------------    ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $     32,437    $   (819,597)   $(15,445,298)
    Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                           --             228         814,183
      Recognition of services rendered by consultant                          --         843,750      10,227,893
      Stock based consulting expense                                          --              --         854,345
      Stock based director fees                                               --              --          64,100
      Stock based rent and administrative fees                                --              --          87,028
      Common stock warrants issued as financing fee                           --              --           3,783
      Loss on disposal of equipment                                           --              --             567
      Impairment loss                                                         --              --       1,191,846
      Gain on settlement of accounts payable                                  --              --         (59,654)
      Loss on settlement of accounts payable                                  --              --         519,795
      Amortization of stock based financing fee                               --              13          25,010
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Other receivables                                                    --             (32)             --
         Prepaids and other assets                                       (41,912)             --         (56,868)
      Increase in:
         Accounts payable and accrued expenses                             2,846         (10,426)        544,061
         Accounts payable and accrued liabilities-related parties        (46,902)             --         (26,023)
                                                                    ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (53,531)         13,936      (1,255,232)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                        --              --          (4,463)
                                                                    ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                         --              --          (4,463)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Convertible Preferred stock issuance, net of
      offering cost                                                      382,734                         382,734
    Proceeds from common stock issuance, net of
      offering cost                                                           --              --         958,222
    Loan proceeds from related parties, net                               89,304           1,361         639,671
    Repayment of loan to related parties                                (322,734)             --        (349,526)
                                                                    ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                149,304           1,361       1,631,101
                                                                    ------------    ------------    ------------

Effect of Exchange Rate on Cash                                          (96,056)        (54,544)       (367,841)

Net Increase (decrease) in Cash and Cash Equivalents                        (283)        (39,247)          3,565

Cash and Cash Equivalents at Beginning of Period                           3,848          40,415              --
                                                                    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $      3,565    $      1,168    $      3,565
                                                                    ============    ============    ============
Supplemental Disclosure of Cash Flow Information:
    Cash paid for:
      Interest                                                      $         --    $         --    $         --
                                                                    ============    ============    ============
      Taxes                                                         $         --    $         --    $         --
                                                                    ============    ============    ============
Supplemental Disclosure of Non-Cash
    Investing and Financiang Activities:
      Conversion of debt to equity                                  $    382,734    $         --    $    640,716
                                                                    ============    ============    ============
      Stock issued for deferred consulting services                 $         --    $         --    $  6,750,000
                                                                    ============    ============    ============
      Conversion of liabilities to note payable                     $         --    $         --    $    102,023
                                                                    ============    ============    ============
      Stock issued for debt restructuring anti-dilusion provision   $         --    $         --    $    800,000
                                                                    ============    ============    ============
      Conversion of preferred shares to common shares               $         --    $         --    $    250,000
                                                                    ============    ============    ============
      Stock issued for future services                              $         --    $         --    $  1,200,000
                                                                    ============    ============    ============
      Issued common shares for intangible assets                    $         --    $         --    $  2,000,000
                                                                    ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

                                   (Unaudited)

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending March 31, 2007 included in the Company's Form 10-KSB.

NOTE 2 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $105,890, a deficit accumulated during development stage of $15,445,298 and a stockholders' deficiency of $105,890 as of June 30, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 ACCOUNTS PAYABLE AND LOANS PAYABLE, RELATED PARTIES

The Company leases office space and administrative services from a principal stockholder related party. Expenses for the three months ended June 30, 2007 were $10,000.

On May 24, 2007 the Company entered into a agreement with a related party to issue up to 500,000 Convertible Preferred Shares at $1.00 per share for satisfaction of debt. This agreement is on an installment basis. As of June 30, 2007, $60,000 of the related party accrued liabilities and $322,734 of the related party loan balance, for a total of $382,734 , have been satisfied by issuance of 382,734 of the Convertible Preferred Shares. Preferred Shares may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Shares are cumulative and will bear interest at an interest rate of 5% per annum.

NOTE 4 COMMITMENTS

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

NOTE 5 STOCKHOLDERS'  DEFICIENCY

(A) PREFERRED STOCK

On May 24, 2007 the Company entered into a agreement with a related party to issue up to 500,000 Convertible Preferred Shares at $1.00 per share for satisfaction of debt. This agreement is on an installment basis. Preferred Shares may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Shares are cumulative and will bear interest at an interest rate of 5% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION
During the year ending June 30, 2007, the Company conducted a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

The efforts of the Company's R&D have produced notable accomplishments with respect to the development of a novel cancer therapy through the regulation of Vitamin B12 uptake, an essential nutrient for cells. For the first time, the Company has conclusively identified the protein and the gene encoding the Vitamin B12 receptor. The work on utilizing the Vitamin B12 pathway provides for several strategies aimed at preventing the proliferation of cancer cells.

On April 6, 2007 the Company filed a new U.S. Provisional Utility Patent Application with the United States Patent Office, related to the development of the Company's Vitamin B12 technology. In addition to this filing the Company has incurred expenses of $17,146.46 for the three months ended June 30, 2007 related to the continued development and maintenance of its intellectual property portfolio.

On May 4, 2007, the Company signed a formal consultancy agreement with Dr. Michael Rosenblum, Head, Immunopharmacology and Targeted Therapy Laboratory, Department of Experimental Therapeutics at M.D. Anderson Medical Center at the University of Texas to assist the Company with determining the scientific and commercial viability of its scientific technology. Dr. Rosenblum will provide assistance to the Company on an as-needed basis for a term of one year and receive $3000 per month as remuneration. The Company has also held discussions with other potential strategic partners in order to determine if those relationships will provide the Company with benefits related to its corporate development. As of the date of this filing none of those discussions have resulted in formal collaborative relationships.

On May 24, 2007 the Company entered into a agreement with a related party to issue 500,000 Convertible Preferred Shares at $1.00 per share. This agreement is on an installment basis. Preferred Shares may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Shares are cumulative and will bear interest at an interest rate of 5% per annum.

The report of our Independent Registered Public Accounting firm on our March 31, 2007 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional financing and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management's control, such as financial market trends and investors' appetite for new financings. It should be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

In discussions with various collaborative partners, the Company has decided to pursue a specific antibody strategy with the assistance of RFSUNY and an outsourced third party vendor. The development of this antibody technology will be overseen by RFSUNY and is currently in the early stages of development. The Company does not yet have an estimate of the total costs associated with this development. As the Company has no current revenues from operations, management fully expects to incur additional liabilities in order to fund the development of this strategy over the next 9 months.

The Company's plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on R&D activities related to the development and application of its antibody technologies. The Company has, as of the end of June 30, 2007, $166,323 in total liabilities. As of the date of filing of this Form 10-QSB with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to provide operating loan funds to the Company.

SUBSEQUENT EVENT

Upon recent discussions with Dr. Rosenblum, management has engaged in discussions with its Intellectual Property attorneys in order to increase the scope of the Company's latest patent application. Management intends to revise the claims associated with the Provisional Patent Application filed April 6 in order to increase the potential scientific applications of the Company's intellectual property related to the Vitamin B12 pathway. Management intends to file a response to the application with the United States Patent Office by August 6, 2007.

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

(b) Changes in Internal Controls: In the Quarter ended June 30, 2007, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

                              KYTO BIOPHARMA, INC.
                              --------------------
                                  (Registrant)

Date August 10, 2007                  /s/ Georges Benarrcoh
                                      ---------------------
                                      (Signature)
                                      Georges Benarroch
                                      Acting President and
                                      Chief Executive Officer
                                      And Acting Chief Executive Officer