Form 10QSB
period 2007-09-30
KYTO BIOPHARMA INC
filed 2007-11-14
CIK 1164888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2007

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

                                 (416) 955-0159
                                 --------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,080,203 Common Shares - $0.0001 Par Value - as of November 9, 2007.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [X]

                      KYTO BIOPHARMA, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                                  FORM 10-QSB

                                     INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
Item 1.  Financial Statements (Unaudited)

         Unaudited Consolidated Balance Sheet
         as of September 30, 2007                                         3

         Unaudited Consolidated Statements of Operations
         for the six months ended September 30, 2007 and 2006             4

         Unaudited Consolidated Statements of Cash Flows
         for the six months ended September 30, 2007 and 2006             5

         Notes to Unaudited Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

Item 3.  Controls and Procedures                                          9

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                9

Item 2.  Changes in Securities                                            9

Item 3.  Defaults Upon Senior Securities                                  9

Item 4.  Submission of Matters to a Vote of Security Holders              9

Item 5.  Other Information                                                9

Item 6.  Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                               10

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,
                                                                        2007
                                                                   ------------
ASSETS
CURRENT ASSETS
    Cash                                                           $      3,205
    Prepaid expenses                                                     17,952
                                                                   ------------
TOTAL CURRENT ASSETS                                                     21,157
                                                                   ------------

TOTAL ASSETS                                                       $     21,157
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                               $      8,430
    Accrued liabilities - related party                                      --
    Accrued interest payable - related party                             40,076
    Loan payable-related party                                               --
    Note payable-related party                                          100,000
                                                                   ------------
TOTAL CURRENT LIABILITIES                                               148,506
                                                                   ------------

TOTAL LIABILITIES                                                       148,506
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred stock, $1.00 par value, 1,000,000 shares
       authorized, 422,734 issued and outstanding                       422,734
    Common stock, $0.0001 par value, 25,000,000 shares
       authorized, 12,080,203  issued and outstanding                     1,208
    Additional paid-in capital                                       15,323,307
    Deficit accumulated during development stage                    (15,426,511)
    Accumulated other comprehensive loss                               (448,087)
                                                                   ------------
                                                                       (127,349)

                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT                                            (127,349)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $     21,157
                                                                   ============

     See accompanying notes to unaudited consolidated financial statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                          FOR THE PERIOD FROM
                                                                                                             MARCH 5, 1999
                                        FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED         (INCEPTION) TO
                                              SEPTEMBER 30,                      SEPTEMBER 30,                SEPTEMBER 30,
                                          2007              2006              2007              2006               2007
                                      ------------      ------------      ------------      ------------  -------------------
OPERATING EXPENSES
   Compensation                       $         --      $      4,955      $         --      $      4,955      $  1,750,636
   Depreciation and amortization                --                --                --               228           814,183
   Consulting                               14,003           843,750            26,267         1,687,500         9,727,166
   Bad debt                                     --                --                --                --            12,819
   Director fees                                --                --                --                --            64,100
   Financing fees                               --                --                --                --            28,781
   Professional fees                         7,500             8,950            17,500            21,350           144,458
   General and administrative               11,162            14,781            21,585            25,662           480,899
   Research and development                 31,562             3,556            59,203             7,656         1,245,836
   Loss on debt conversion                      --                --                --                --           519,795
   Impairment loss                              --                --                --                --         1,191,846
                                      ------------      ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                    64,227           875,992           124,555         1,747,351        15,980,519
                                      ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES)
   Interest income                              --                --                --                --             4,922
   Interest expense                         (2,998)           (2,892)           (6,096)           (5,720)          (43,882)
   Gain on debt forgivemess                  5,933                 8             5,933                48            74,761
   Loss on disposal of equipment                --                --                --                --              (567)
   Foreign currency
   transaction gain                         80,079            (1,532)          175,942            53,018           518,774
                                      ------------      ------------      ------------      ------------      ------------
TOTAL OTHER INCOME (EXPENSE), NET           83,014            (4,416)          175,779            47,346           554,008
                                      ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                     $     18,787      $   (880,408)     $     51,224      $ (1,700,005)     $(15,426,511)
                                      ============      ============      ============      ============      ============

Comprehensive Income (Loss)
   Foreign currency
     translation gain (loss)               (80,246)            1,544          (176,302)          (53,000)         (448,087)
                                      ------------      ------------      ------------      ------------      ------------

TOTAL COMPREHENSIVE LOSS              $    (61,459)     $   (878,864)     $   (125,078)     $ (1,753,005)     $(15,874,598)
                                      ============      ============      ============      ============      ============

Weighted average number of
  shares outstanding
  during the year -
  basic and diluted                     12,080,203        12,080,203        12,080,203        12,080,203         6,950,830
                                      ============      ============      ============      ============      ============

Net loss per share -
  basic and diluted                   $      (0.01)     $      (0.07)     $      (0.01)     $      (0.15)     $      (2.28)
                                      ============      ============      ============      ============      ============

      See accompanying notes to unaudited consolidated financial statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           MARCH 5, 1999
                                                                      SIX MONTHS ENDED SEPTEMBER 30,      (INCEPTION) TO
                                                                          2007              2006        SEPTEMBER 30, 2007
                                                                      ------------      ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $     51,224      $ (1,700,005)     $(15,426,511)
    Adjustment to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                             --               228           814,183
      Recognition of services rendered by consultant                            --         1,687,500        10,227,893
      Stock based consulting expense                                            --                --           854,345
      Stock based director fees                                                 --                --            64,100
      Stock based rent and administrative fees                                  --                --            87,028
      Common stock warrants issued as financing fee                             --                --             3,783
      Loss on disposal of equipment                                             --                --               567
      Impairment loss                                                           --                --         1,191,846
      Gain on settlement of accounts payable                                (5,933)               --           (65,587)
      Loss on settlement of accounts payable                                    --                --           519,795
      Amortization of stock based financing fee                                 --                13            25,010
    Changes in operating assets and liabilities:
      (Increase) decrease in:
         Other receivables                                                      --               (31)               --
         Prepaids and other assets                                          (2,996)               --           (17,952)
      Increase in:
         Accounts payable and accrued expenses                             (55,940)           (1,565)          485,275
         Accounts payable and accrued liabilities-related parties               --                --            20,879
                                                                      ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (13,645)          (13,860)       (1,215,346)
                                                                      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                          --                --            (4,463)
                                                                      ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                           --                --            (4,463)
                                                                      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Convertible Preferred stock issuance, net of
      offering cost                                                        422,734                --           422,734
    Proceeds from common stock issuance, net of
      offering cost                                                             --                --           958,222
    Loan proceeds from related parties, net                                     --            31,427           550,367
    Repayment of loan to related parties                                  (233,430)               --          (260,222)
                                                                      ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  189,304            31,427         1,671,101
                                                                      ------------      ------------      ------------

Effect of Exchange Rate on Cash                                           (176,302)          (53,000)         (448,087)

Net Increase (decrease) in Cash and Cash Equivalents                          (643)          (35,433)            3,205

Cash and Cash Equivalents at Beginning of Period                             3,848            40,415                --
                                                                      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $      3,205      $      4,982      $      3,205
                                                                      ============      ============      ============
Supplemental Disclosure of Cash Flow Information:
    Cash paid for:
      Interest                                                        $         --      $         --      $         --
                                                                      ============      ============      ============
      Taxes                                                           $         --      $         --      $         --
                                                                      ============      ============      ============
Supplemental Disclosure of Non-Cash
    Investing and Financiang Activities:
      Conversion of debt to equity                                    $    422,734      $         --      $  1,063,450
                                                                      ============      ============      ============
      Stock issued for deferred consulting services                   $         --      $         --      $  6,750,000
                                                                      ============      ============      ============
      Conversion of liabilities to note payable                       $         --      $         --      $    102,023
                                                                      ============      ============      ============
      Stock issued for debt restructuring anti-dilusion provision     $         --      $         --      $    800,000
                                                                      ============      ============      ============
      Conversion of preferred shares to common shares                 $         --      $         --      $    250,000
                                                                      ============      ============      ============
      Stock issued for future services                                $         --      $         --      $  1,200,000
                                                                      ============      ============      ============
      Issued common shares for intangible assets                      $         --      $         --      $  2,000,000
                                                                      ============      ============      ============

      See accompanying notes to unaudited consolidated financial statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

NOTE 2 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $127,349, a deficit accumulated during development stage of $15,426,511 and a stockholders' deficiency of $127,349 as of September 30, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 ACCOUNTS PAYABLE AND LOANS PAYABLE, RELATED PARTIES

The Company leases office space and administrative services from a principal stockholder related party. Expenses for the six months ended September 30, 2007 were $20,000.

On May 24, 2007 the Company entered into an agreement with a related party to issue up to 500,000 Convertible Preferred Shares at $1.00 per share. This agreement is on an installment basis. As of September 30, 2007, $70,000 of the related party accrued liabilities and $352,734 of the related party loan balance, for a total of $422,734 , have been satisfied by issuance of 422,734 of the Convertible Preferred Shares. Preferred Shares may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Shares are cumulative and will bear interest at an interest rate of 5% per annum.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION
During the period ending September 30, 2007, the Company conducted a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

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

On April 6, 2007 the Company filed a new U.S. Provisional Utility Patent Application with the United States Patent Office, related to the development of the Company's Vitamin B12 technology. In addition to this filing the Company has incurred expenses of $59,203 for the six months ended September 30, 2007 related to the continued development and maintenance of its intellectual property portfolio.

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

The Company's plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on R&D activities related to the development and application of its antibody technologies. The Company has, as of the end of September 30, 2007, $148,506 in total liabilities. As of the date of filing of this Form 10-QSB with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to provide operating loan funds to the Company.

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

(b) Changes in Internal Controls: In the Quarter ended September 30, 2007, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

  31.1             Section 302 Certification**

  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
------
* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission
**  Filed as Exhibit with this Form 10-QSB.
*** Previoulsy filed with Form S-8 on November 18, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KYTO BIOPHARMA, INC.
                                                  (Registrant)

Date November 9, 2007                         /s/ Georges Benarrcoh
                                              ----------------------------------
                                              (Signature)
                                              Georges Benarroch
                                              Acting President and
                                              Chief Executive Officer
                                              And Acting Chief Executive Officer