Form 10QSB
period 2007-12-31
KYTO BIOPHARMA INC
filed 2008-02-14
CIK 1164888

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

              B1-114 BELMONT AVENUE TORONTO, ONTARIO CANDA M5R 1P8
                    (Address of principal executive offices)

                                 (416) 955-0159
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,080,203 Common Shares - $0.0001 Par Value - as of February 10, 2008.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)         Yes [ ] No [X]

================================================================================

                      KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                  FORM 10-QSB

                                     INDEX
                                                                     PAGE NUMBER
                                                                     -----------
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Unaudited Consolidated Balance Sheet
         as of December 31, 2007                                              3

         Unaudited Consolidated Statements of Operations
         for the Nine Months ended December 31, 2007 and 2006                 4

         Unaudited Consolidated Statements of Cash Flows
         for the Nine Months ended December 31, 2007 and 2006                 5

         Notes to Unaudited Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

Item 3.  Controls and Procedures                                             10

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                   10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         10

Item 3.  Defaults Upon Senior Securities                                     10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 5.  Other Information                                                   10

Item 6.  Exhibits                                                            10

SIGNATURES                                                                   12

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   DECEMBER 31,
                                                                       2007
                                                                   ------------
ASSETS
CURRENT ASSETS
  Cash                                                             $      2,664
  Prepaid expenses                                                        3,000
                                                                   ------------
TOTAL CURRENT ASSETS                                                      5,664
                                                                  ------------

TOTAL ASSETS                                                       $      5,664
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                 $     15,073
  Accrued interest payable - related party                               42,965
  Note payable-related party                                            100,000
                                                                   ------------
TOTAL CURRENT LIABILITIES                                               158,038
                                                                   ------------

TOTAL LIABILITIES                                                       158,038
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred convertible stock, $1.00 par value, 1,000,000 shares
     authorized, 457,553 issued and outstanding                         457,553
  Common stock, $0.0001 par value, 25,000,000 shares
     authorized, 12,080,203  issued and outstanding                       1,208
  Additional paid-in capital                                         15,323,307
  Deficit accumulated during development stage                      (15,477,295)
  Accumulated other comprehensive loss                                 (457,147)
                                                                   ------------
                                                                       (152,374)

                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT                                            (152,374)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $      5,664
                                                                   ============


See Accompanying Notes to Unaudited Consolidated Financial Statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                             FOR THE PERIOD FROM
                                                                                                                MARCH 5, 1999
                                                  FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED     (INCEPTION) TO
                                                         DECEMBER 31,                   DECEMBER 31,             DECEMBER 31,
                                                    2007            2006            2007            2006             2007
                                                ------------    ------------    ------------    ------------     ------------
OPERATING EXPENSES
     Compensation                               $         --    $      5,295    $         --    $     10,250     $  1,750,636
     Depreciation and amortization                        --              --              --             236          814,183
     Consulting                                       11,496         283,800          37,763       1,971,300        9,738,662
     Bad debt                                             --              --              --              --           12,819
     Director fees                                        --              --              --              --           64,100
     Financing fees                                       --              --              --              --           28,781
     Professional fees                                 4,400           4,500          21,900          25,850          148,858
     General and administrative                       13,572          10,459          35,157          36,121          494,471
     Research and development                         14,659          32,789          73,862          40,445        1,260,495
     Loss on debt conversion                              --              --              --              --          519,795
     Impairment loss                                      --              --              --              --        1,191,846
                                                ------------    ------------    ------------    ------------     ------------
TOTAL OPERATING EXPENSES                              44,127         336,843         168,682       2,084,202       16,024,646
                                                ------------    ------------    ------------    ------------     ------------


OTHER INCOME (EXPENSES)
     Interest income                                      --              --              --              --            4,922
     Interest expense                                (15,709)         (2,960)        (21,805)         (8,680)         (59,591)
     Gain on debt forgivemess                             --              --           5,933              48           74,761
     Loss on disposal of equipment                        --              --              --              --             (567)
     Foreign currency transaction gain                 9,052         (50,214)        184,994           2,804          527,826
                                                ------------    ------------    ------------    ------------     ------------
TOTAL OTHER INCOME (EXPENSE), NET                     (6,657)        (53,174)        169,122          (5,828)         547,351
                                                ------------    ------------    ------------    ------------     ------------


NET INCOME (LOSS)                               $    (50,784)   $   (390,017)   $        440    $ (2,090,030)    $(15,477,295)
                                                ============    ============    ============    ============     ============


Comprehensive Income (Loss)
     Foreign currency translation gain (loss)         (9,060)         50,303        (185,362)         (2,697)       (457,147)
                                                ------------    ------------    ------------    ------------    ------------


TOTAL COMPREHENSIVE LOSS                        $    (59,844)   $   (339,714)   $   (184,922)   $ (2,092,727)   $(15,934,442)
                                                ============    ============    ============    ============    ============


Weighted average number of shares outstanding
     during the year - basic and diluted          12,080,203      12,020,203      12,080,203      12,020,203       7,735,842
                                                ============    ============    ============    ============    ============


Net loss per share - basic and diluted          $      (0.00)   $      (0.03)   $      (0.02)   $      (0.17)   $      (2.06)
                                                ============    ============    ============    ============    ============

See Accompanying Notes to Unaudited Consolidated Financial Statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  MARCH 5, 1999
                                                                                      NINE MONTHS ENDED          (INCEPTION) TO
                                                                                         DECEMBER 31,             DECEMBER 31,
                                                                                     2007            2006            2007
                                                                                 ------------    ------------    ------------
Cash Flows from Operating Activities:
     Net income (loss)                                                           $        440    $ (2,090,030)   $(15,477,295)
     Adjustment to reconcile net loss to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                      --             228         814,183
        Recognition of services rendered by consultant                                     --       1,968,800      10,227,893
        Stock based consulting expense                                                     --              --         854,345
        Stock based director fees                                                          --              --          64,100
        Stock based rent and administrative fees                                           --              --          87,028
        Common stock warrants issued as financing fee                                      --              --           3,783
        Loss on disposal of equipment                                                      --              --             567
        Impairment loss                                                                    --              --       1,191,846
        Gain on settlement of accounts payable                                         (5,885)             --         (65,539)
        Loss on settlement of accounts payable                                             --              --         519,795
        Amortization of stock based financing fee                                          --              13          25,010
     Changes in operating assets and liabilities:
        (Increase) decrease in:
            Other receivables                                                              --              (1)             --
            Prepaids and other assets                                                  11,956         (44,869)         (3,000)
        Increase (decrease) in:
            Accounts payable and accrued expenses                                     (46,456)         13,278         494,759
            Accounts payable and accrued liabilities-related parties                       --              --          20,879
                                                                                 ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   (39,945)       (152,581)     (1,241,646)
                                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    --              --          (4,463)
                                                                                 ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                      --              --          (4,463)
                                                                                 ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Convertible preferred stock issuance, net of
        offering cost                                                                 457,553              --         457,553
     Proceeds from common stock issuance, net of
        offering cost                                                                      --              --         958,222
     Loan proceeds from related parties, net                                               --         131,722         550,367
     Repayment of loan to related parties                                            (233,430)             --        (260,222)
                                                                                 ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             224,123         131,722       1,705,920
                                                                                 ------------    ------------    ------------

Effect of Exchange Rate on Cash                                                      (185,362)         (2,697)       (457,147)

Net Increase (decrease) in Cash and Cash Equivalents                                   (1,184)        (23,556)          2,664

Cash and Cash Equivalents at Beginning of Period                                        3,848          40,415              --
                                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      2,664    $     16,859    $      2,664
                                                                                 ============    ============    ============

Supplemental Disclosure of Cash Flow Information:
     Cash paid for:
        Interest                                                                 $         --    $         --    $         --
                                                                                 ============    ============    ============
        Taxes                                                                    $         --    $         --    $         --
                                                                                 ============    ============    ============
Supplemental Disclosure of Non-Cash
     Investing and Financiang Activities:
        Conversion of debt to equity                                             $    422,734    $         --    $  1,063,450
                                                                                 ============    ============    ============
        Convertible preferred stock issued for interest due on preferred stock   $     12,819              --              --
                                                                                 ============    ============    ============
        Stock issued for deferred consulting services                            $         --    $         --    $  6,750,000
                                                                                 ============    ============    ============
        Conversion of liabilities to note payable                                $         --    $         --    $    102,023
                                                                                 ============    ============    ============
        Stock issued for debt restructuring anti-dilusion provision              $         --    $         --    $    800,000
                                                                                 ============    ============    ============
        Conversion of preferred shares to common shares                          $         --    $         --    $    250,000
                                                                                 ============    ============    ============
        Stock issued for future services                                         $         --    $         --    $  1,200,000
                                                                                 ============    ============    ============
        Issued common shares for intangible assets                               $         --    $         --    $  2,000,000
                                                                                 ============    ============    ============

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - GOING CONCERN

         As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $152,374, a deficit accumulated during development stage of $15,477,295 and a stockholders' deficiency of $152,374 as of December 31, 2007. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2007

                                   (UNAUDITED)


NOTE 3 - EQUITY

CONVERTIBLE PREFERRED SHARES

         On May 24, 2007 the Company entered into an agreement with a related party to issue up to 500,000 Convertible Preferred Shares at $1.00 per share. This agreement is on an installment basis. As of December 31, 2007, 457,553 of the Convertible Preferred Shares have been issued for $457,553. Convertible Preferred Shares may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Shares are cumulative and bear interest at a rate of 5% per annum. Interest expense for the Convertible Preferred Shares was $12,819 for the nine months ended December 31, 2007 and has been paid through issuance of 12,819 additional preferred shares.

NOTE 4 - COMMITMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION
         During the period ending December 31, 2007, the Company conducted a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

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

         On April 6, 2007 the Company filed a new U.S. Provisional Utility Patent Application with the United States Patent Office, related to the development of the Company's Vitamin B12 technology. In addition to this filing the Company has incurred expenses of $73,862 for the Nine Months ended December 31, 2007 related to the continued development and maintenance of its intellectual property portfolio.

         On May 4, 2007, the Company signed a formal consultancy agreement with Dr. Michael Rosenblum, Head, Immunopharmacology and Targeted Therapy Laboratory, Department of Experimental Therapeutics at M.D. Anderson Medical Center at the University of Texas to assist the Company with determining the scientific and commercial viability of its scientific technology. Dr. Rosenblum will provide assistance to the Company on an as-needed basis for a term of one year and receive $3,000 per month as remuneration. The Company has also held discussions with other potential strategic partners in order to determine if those relationships will provide the Company with benefits related to its corporate development. As of the date of this filing none of those discussions have resulted in formal collaborative relationships.

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

         In November, 2007 the company signed a non binding Letter of Intent to Helios Petroleum Holding, AG ("Helios") a private company incorporated in Switzerland. The transaction is subject to Helios raising successfully US$5MM through Credifinance Securities Limited. Upon closing, Kyto will issue Common Shares of Kyto to Helios shareholders and will transfer all its Intellectual Property to its wholly owned Canadian subsidiary, B.Twelve Limited. For disclosure purposes, Credifinance Capital Corp, the parent of the Agent, is the controlling shareholder of Kyto and Georges Benarroch, President/CEO of Credifinance Securities Limited, Credifinance Capital Corp. and Kyto Biopharma Inc. will be on the board of directors of Helios.

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

         The Company's plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on R&D activities related to the development and application of its antibody technologies. The Company has, as of the end of December 31, 2007, $158,038 in total liabilities. As of the date of filing of this Form 10-QSB with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to provide operating loan funds to the Company.

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

     (b) Changes in Internal Controls: In the Quarter ended December 31, 2007, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.


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


Date:  February 13, 2008

                                              KYTO BIOPHARMA, INC.
                                              (Registrant)


                                              /s/  Georges Benarrcoh
                                              ------------------------------
                                              (Signature)
                                              Georges Benarroch
                                              Acting President and
                                              Chief Executive Officer
                                              And Acting Chief Executive Officer