Form 10KSB
period 2008-03-31
KYTO BIOPHARMA INC
filed 2008-07-01
CIK 1164888

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

                    For the fiscal year ended March 31, 2008

     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

             Commission file number _______________________________

                              KYTO BIOPHARMA, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              FLORIDA                                       65-1086538
   -------------------------------                        -------------
   (State or other jurisdiction of                        (IRS Employer
    Incorporation or organization)                     Identification No.)

                    B1-114 BELMONT, TORONTO, ONTARIO, CANADA
                                     M5R 1P8
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number: (416) 960-8790

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No[x]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. NONE AS OF MARCH 31ST, 2008

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of: common equity, as of the latest practicable date: 12,743,610 COMMON SHARES - $0.0001 PAR VALUE - AS OF MARCH 31, 2008.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [X] NO[ ]

                                TABLE OF CONTENTS

PART I .....................................................................   3
     ITEM 1. DESCRIPTION OF BUSINESS........................................   3
     ITEM 2. DESCRIPTION OF PROPERTY........................................   8
     ITEM 3. LEGAL PROCEEDINGS..............................................   8
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   8

PART II ....................................................................   9
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......   9
     ITEM 6. MANAGEMENT`S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....   10
     ITEM 7. FINANCIAL STATEMENTS...........................................  15
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................  15
     ITEM 8A. CONTROLS AND PROCEDURES.......................................  15

PART III....................................................................  15
     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....  16
     ITEM 10. EXECUTIVE COMPENSATION........................................  17
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT....................................................
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  21
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................  21
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................  22

   SIGNATURES ..............................................................  24

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

         (2)      Competitive Business Conditions and Adverse Factors

The Company has identified the following companies as competitors and/or comparable to the activities of Kyto:

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

        -------------------------------------------------------------------------------------------------------------
        RECEPTOR MODULATORS
        -------------------------------------------------------------------------------------------------------------
             Growth blockers             Oncology      Proof of concept         The Research Foundation of
                                                                                State University of New York
        -------------------------------------------------------------------------------------------------------------


On October 2006, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $119,647 to be appropriated for the initial 12 months of the conduct of the research plan from November 2007 through October 2007. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The initial payment for the first six months was made in November 2006 and the second payment was made in May 2007.

In May 2007, the company extended the agreement with RFSUNY regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 cancer cells for additional $125,406. A payment of $62,703 was made in January 2008

         (4)      Distribution of Products

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

CLINICAL STUDIES

Upon successful completion of pre-clinical studies the drug undergoes a series of evaluations in humans including healthy volunteers. The pharmaceutical Company sponsoring the new drug must file an Investigational New Drug application (IND), which includes results from the pre-clinical evaluations and provides comprehensive descriptions of the proposed human clinical studies. There are four generally accepted Phases in clinical studies, but the Phase may overlap:

                         Phase I These studies usually take one year to complete and are conducted on a small number of healthy human subjects to evaluate the drug's pharmacological actions, toxicity, metabolism and pharmacokinetics.

                         Phase II These studies take an average of two years to complete and are carried out on a relatively small number of patients suffering from the targeted condition or disease, to determine the drug's effectiveness and dose response relationship. This phase provides additional safety data and the first substitutive evidence of the drug's efficacy in humans.

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

In Canada, these activities are regulated by the Food and Drug Act. The approval procedure is substantially similar to that of the FDA, but the rules and regulations promulgated there under are enforced by the Therapeutic Products and Programs ("TPP") of Health Canada. Outside the United States and Canada, and whether or not the FDA or TPP approval has been obtained, approval of a product by local regulatory authorities must be obtained prior to the commencement of commercial sales of the product in a given country. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA or TPP approval. Although there are some procedures for unified regulatory filings for certain European countries, in general, each country at this time has its own procedures and requirements.

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

         (7)      Research and Development Costs

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was$115,045, $83,117, and $1,301,678 for the years ended March 31, 2008, 2007, and for the period from March 5, 1999 (inception) to March 31,2008, respectively.

         (8)      Employees

The Company has no employees, full-time or part-time. The President of Kyto Biopharma, Inc. is acting as consultant to the Company and does not receive compensation.

C) REPORTS TO SECURITY HOLDERS

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-KSB for the year ending March 31, 2008. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-KSB filed with the U.S. Securities Exchange Commission.

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

                                                    Common Stock
                                             --------------------------
                                             High                   Low
                                             ----                   ---

Fiscal Year Ended March 31, 2008
            ------------------------------------------------------------
            First quarter                      $    0.40       $    0.40
            Second quarter                          0.45            0.40
            Third quarter                           1.55            0.40
            Fourth quarter                          1.35            1.35



Fiscal Year Ended March 31, 2007
            ------------------------------------------------------------
            First quarter                      $    1.10       $    0.75
            Second quarter                          1.10            1.00
            Third quarter                           1.00            0.51
            Fourth quarter                          0.75            0.51

There were 12,743,610 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2008.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2008, there were 16 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 150 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A) PLAN OF OPERATION

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited consolidated financial statements, in 2008 the company had, a net loss of $353,838, cash used in operations of $422,196, a working capital deficiency of $119,737, a stockholders' deficiency of $119,737, and a deficit accumulated during development stage of $15,831,573 at March 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.Research and development expense was $115,045, $83,117, and $1,301,678 for the years ended March 31, 2008, 2007, and for the period from March 5, 1999 (inception) to March 31, 2008, respectively.

In October 2006, the Company signed an Extension Modification of Research Collaboration Agreement with the Research Foundation of State University of New York (RFSUNY) regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells for funding consideration of $119,647 to be appropriated for the initial 12 months of the conduct of the research plan from November 2006 through October 2007. The Company shall amend patent No. 5,688,504 to legally establish joint ownership with RFSUNY. The initial payment for the first six months was made in November 2006 and the second payment was made in May of 2007. The third payment was made in January 2008.

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

On May 24, 2007 the Company entered into a agreement with a related party (Credifinance Capital Corp) to issue 500,000 Convertible Preferred Shares at $1.00 per share. This agreement is on an installment basis. Preferred Shares may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Shares are cumulative and will bear interest at an interest rate of 5% per annum. As of March 31, 2008 473,624 preferred shares were issued.

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

During the period ending March 31,2008, the Company conducted a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

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

The Company has, as of the end of its fiscal year (March 31, 2008), $172,752 in liabilities. The Company estimates that it will require up to $75,000 to meet operating costs for this fiscal year, excluding research and development costs. In addition, with the help of its scientific partners, the Company is reviewing its technology and assessing the best way of pursuing its development.The report of our Independent Registered Public Accounting Firm on our March 31, 2008 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

         o OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE
                  COMPANY: Credifinance Capital Corp. owned approximately 67.20 % of our common stock as of March 31, 2008. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

ITEM 7.  FINANCIAL STATEMENT

Attached audited consolidated financial statements for KYTO BIOPHARMA, INC. AND SUBSIDIARY for the fiscal years ended March 31, 2008, 2007 and Cumulative from March 5, 1999 (Inception) to March 31, 2008 can be found beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountant during the year and to the date of this registration statement and there are no disagreements with the findings of said accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, we have concluded that these disclosure controls and procedures are effective.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2008. the company's internal control over financial reporting is effective based on those criteria.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

--------------------------------------------------------------------------------
NAME                        AGE    POSITION
--------------------------------------------------------------------------------
Georges Benarroch           61     President & Chief Executive Officer, Director

Don MacAdam                 61     Director

Jean-Luc Berger, Ph.D.      44     Director

Michael G. Rosenblum, Ph.D  57     Director

Uri Sagman, M.D. FRCPC      54     Directot

The business experience of the persons listed above during the past five years are as follows:

MR. GEORGES BENARROCH, PRESIDENT & CHIEF EXECUTIVE OFFICER; DIRECTOR.

Director of the Company since May 5, 2000. Mr Benarroch was elected as President and Chief Executive Officer effective February 27, 2006. Mr. Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp. and Credifinance Securities Limited. Mr. Benarroch is a President & CEO of Gilla Inc., a public company.

MR. DONALD MACADAM, DIRECTOR.

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

DR. URI SAGMAN, M.D ., DIRECTOR

Director of the Company since inception on July 27, 2007, Dr. Sagman ,studied medicine at McGill University, The University of Calgary, The University of Toronto and Oxford University. Dr. Sagman is a well-respected researcher who has received numerous awards and citations including the Young Investigator awards of the American Society of Clinical Oncology (ASCO) and the American Association for Cancer Research (AACR). He is trained as a medical oncologist, is a fellow of the Royal College of Physicians and Surgeons of Canada and is a fellowship recipient of the Medical Research Council of Canada. He co-founded several companies including C Sixty, Inc., a Canadian nanomedicine company focused on the development of fullerene antioxidants for the treatment of Parkinson's disease, Alzheimer's disease as well certain skin conditions related to aging and UV exposure. Dr. Sagman is also founder and chairman of GRN Capital Inc., a financial services corporation with merchant banking and investment banking operations based in Toronto. Separately, Dr. Sagman serves as Chairman of GRN Health International Inc., a globally-based academic research organization dedicated to medical research.

DR. MICHAEL G. ROSENBLUM PH.D., DIRECTOR

Director of the Company since inception on July 27, 2007, Dr. Michael G. Rosenblum is a Professor of Medicine and heads M. D. Anderson Cancer Center's Section of Immunopharmacology and Targeted Therapy (ITT) 10 member-laboratory with expertise in the pre-clinical and clinical development of numerous agents, some of which have been approved utilizing the laboratory's own clinical trial data. ITT's training and expertise in the area of Pharmacology/Toxicology ranges from pre-clinical developmental stages (cellular pharmacology, animal pharmacology and toxicology studies) through Phase I and II clinical trial design, clinical pharmacology design, pharmacokinetic analysis and data interpretation. He has over 20 years of experience in the field of antibodies and targeted therapeutics and is a published author of over 300 scientific publications. Dr. Rosenblum also has extensive experience as an industry consultant and has significant experience in drug development and FDA submission and presentation.

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

 -----------------------------------------------------------------------------------------------------------------------------------
                                          ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                   -----------------------------------     --------------------------------------
                                                                                    AWARDS               PAYOUTS
                                                                           --------------------------------------
                                                                          SECURITIES
                                                                            UNDER         RESTRICTED
                                                             OTHER         OPTIONS/       SHARES OR
                                                             ANNUAL          SARS         RESTRICTED       LTIP         ALL OTHER
 NAME AND                          SALARY       BONUS     COMPENSATION     GRANTED        SHARE UNITS      PAYOUTS     COMPENSATION
 PRINCIPAL POSITION      YEAR        ($)         ($)         ($)             (#)             ($)            ($)             ($)
 -----------------------------------------------------------------------------------------------------------------------------------
 Jean-Luc Berger,        2008     None                                                      None

                         2007     None                                                      None

                         2006     $55,000 (1)                                               None
 Director
                         2005     $52,250 (1)                                               None

                         2004     $40,000 (1)                                               None
 -----------------------------------------------------------------------------------------------------------------------------------

 Georges Benarroch,      2008     None                                                      None
 Director

 President and Chief
 Executive Officer       2007     None                                                      None

                         2006     None                                                      None

                         2005     None                                                      None

                         2004     None                                                      None
 -----------------------------------------------------------------------------------------------------------------------------------

 Donald MacAdam,         2008     None                                                      None
 Director
                         2007     None                                                      None

                         2006     None                                                      None

                         2005     None                                                      None

                         2004     None                                                      None
 -----------------------------------------------------------------------------------------------------------------------------------

 Michael G. Rosenblum,   2008     None                                                      None                         36,000(3)
 Director
 -----------------------------------------------------------------------------------------------------------------------------------

 Uri Sagman,             2008    None                                                      250,000 (2)
 Director
 -----------------------------------------------------------------------------------------------------------------------------------

----------
(1)      This was paid by B Twelve Limited, a subsidiary of Kyto Biopharma, Inc.

(2) On February 26, 2008 Kyto Biopharma Inc issued to Dr. Uri Sagman 500,000 common shares ($0.5 per share) for consulting service.

(3)      This was paid to Dr.Michael G.Rosenblum for consulting service.

(B) OPTION/SAR GRANTS TABLE

The following table (presented in accordance with the Regulation) sets forth stock options granted under the Share Incentive Plan during fiscal year 2002 to the name key employees. There were no grants to key employees in fiscal years 2008, 2007, 2006, 2005 and 2004.


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

Four directors received 14,525 and 3,000 common shares each for services during fiscal years 2001 and 2002, respectively. No director shares were granted in fiscal years 2008 and 2007

Dr.Uri Sagman, a new director of company received 500,000 restricted common shares for consulting service during fiscal year 2008

Dr. Michael G.Rosenblum received $36,000 for consulting service during fiscal year 2008

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2008 of Kyto other than for routine indebtedness.

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


      ---------------------------------------------------------------------------------------------------------------
                            NAME AND ADDRESS OF
      TITLE OF CLASS        BENEFICIAL OWNER                       COMMON SHARES            PERCENTAGE OF CLASS
      ---------------------------------------------------------------------------------------------------------------
      Common                Credifinance Capital Corp. (1)         8,564,398                       67.2%

                            Delaware, United States
      Common                Medarex Inc.                           1,300,000                       10.2%

                            New Jersey, United States
      Common                Dr. Uri Sagman                         1,402,025                       11.0%
                            Toronto, Ontario, Canada
      ---------------------------------------------------------------------------------------------------------------

----------

(1) Credifinance Capital Corp. is a privately held Delaware corporation. A director and officer of Kyto, Georges Benarroch is the President & C.E.O. of Credifinance Capital Corp.

(B) On May 24, 2008, Kyto and the Company entered into an agreement to receive up to 500,000 convertible preferred shares at $1.00 per share of Kyto in satisfaction of amounts due to the Company. The preferred share stock has no readily available fair values. For financial accounting purposes, these investments are presented at cost basis.

      ---------------------------------------------------------------------------------------------------------------
                            NAME AND ADDRESS OF
      TITLE OF CLASS        BENEFICIAL OWNER                       PREFERRED SHARES            PERCENTAGE OF CLASS
      ---------------------------------------------------------------------------------------------------------------
      Convertible           Credifinance Capital Corp. (1)           473,624                      100.0%
      Preferred

       --------------------------------------------------------------------------------------------------------------

(C) SECURITY OWNERSHIP OF MANAGEMENT


      ---------------------------------------------------------------------------------------------------------------
                            NAME AND ADDRESS OF
      TITLE OF CLASS        BENEFICIAL OWNER                       COMMON SHARES            PERCENTAGE OF CLASS
      ---------------------------------------------------------------------------------------------------------------
      Common                Georges Benarroch (1)                     44,079                        0.3%
      Common                Dr. Jean-Luc Berger                      527,025                        4.1%
      Common                Don MacAdam (2)                           30,025                        0.2%
      Common                Uri Sagman                             1,402,025                       11.0%
      ---------------------------------------------------------------------------------------------------------------

----------
(1) Georges Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp which owns 8,564,398 common shares representing 67.2% of issued shares and 473,624 convertible preferred shares represented 100% of issued shares.
(2) Don MacAdam owns 27,025 common shares directly and 3,000 common shares through A360 Inc., a private holding company.

(D) CHANGES IN CONTROL

There is no such arrangement which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in note 5 of the consolidated Financial Statements.

(B) TRANSACTIONS WITH PROMOTORS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is the President & CEO of Credifinance Capital Corp which owns 8,564,398 common shares representing 67.2% of issued shares and 473,624 convertible preferred shares represented 100% of issued shares.

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

Officers, directors and employees will obey all Equal Employment Opportunity laws and act with respect and responsibility towards others in all of their dealings. Officers, directors and employees will remain personally balanced so that their personal life will not interfere with their ability to deliver quality products or services to the company and its clients.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Jewett, Schwartz, Wolfe, and Associates. ("Jewett") as our independent auditors for the fiscal years ending March 31, 2008.

(1) Audit Fees

Jewett our Independent Registered Public Accounting firm billed an aggregate of $25,500 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended March 31, 2008 included in our annual report on Form 10-KSB and review of our interim financial statements included in our quarterly reports on Form 10-QSB.

(2) Tax Fees

No professional services were rendered by Jewett, Schwartz, Wolfe and Associates for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2008.

(3) All Other Fees

Not applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its be signed on its behalf by the undersigned, thereunto duly authorized.

         DATE: June 30, 2008                 KYTO BIOPHARMA, INC.


                                              By: /s/ Georges Benarroch
                                                  ---------------------
                                                  Georges Benarroch
                                                  President & C.E.O.


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         DATE: June 30, 2008                 KYTO BIOPHARMA, INC.


                                             By: /s/ Georges Benarroch
                                                 ---------------------
                                                 Georges Benarrcoh
                                                 President & C.E.O.,
                                                 Acting C.F.O., Director

         DATE: June 30, 2008                 KYTO BIOPHARMA, INC.


                                             By: /s/ Jean-Luc Berger
                                                 -------------------
                                                 Jean-Luc Berger
                                                 Director

                       Kyto Biopharma, Inc. and Subsidiary
                          (A Development Stage Company)

                              Financial Statements

                                 March 31, 2008

                                Table of Contents


Report of Independent Registered Public Accounting Firm.............. F-2

Consolidated Balance Sheet .......................................... F-3

Consolidated Statements of Operations ............................... F-4

Consolidated Statements of Changes in Shareholders' Deficit.......... F-5-6

Consolidated Statements of Cash Flows ............................... F-7

Notes to the Consolidated Financial Statements....................... F-8 - F-22

             Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Kyto Biopharma, Inc.

We have audited the accompanying consolidated balance sheet of Kyto Biopharma, Inc. (A Development Stage Company) as of March 31, 2008 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended March 31, 2008 and 2007 and for the period from March 5, 1999 (inception) through March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kyto Biopharma, Inc. (A Development Stage Company) as of March 31, 2008 and the results of its operations and its cash flows for the years then ended March 31, 2008 and 2007, and from March 5, 1999 (inception) through March 31, 2008 in conformity with accounting principles generally accepted in the United States.

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


/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
June 30, 2008

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                       MARCH 31,       MARCH 31,
                                                                         2008            2007
                                                                     ------------    ------------
ASSETS

CURRENT ASSETS
    Cash                                                             $      7,328           3,848
    Prepaid expenses                                                       45,686          14,956
                                                                     ------------    ------------
TOTAL ASSETS                                                         $     53,014          18,804
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                 $     17,552          26,399
    Accrued liabilities - related party                                    10,000          50,000
    Accrued interest payable - related party                               45,199          33,980
    Loan payable-related party                                                 --         233,430
    Note payable, related party                                           100,000         100,000
                                                                     ------------    ------------
TOTAL CURRENT LIABILITIES                                                 172,751         443,809
                                                                     ------------    ------------

TOTAL LIABILITIES                                                         172,751         443,809
                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred convertible stock, $1.00 par value, 1,000,000 shares
       authorized, 473,634 issued and outstanding                         473,624
    Common stock, $0.0001 par value, 25,000,000 shares
       authorized, 12,743,610 issued and outstanding                        1,275           1,208
    Additional paid-in capital                                         15,654,944      15,323,307
    Deficit accumulated during development stage                      (15,831,573)    (15,477,735)
    Accumulated other comprehensive loss                                 (418,007)       (271,785)
                                                                     ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                              (119,737)       (425,005)
                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $     53,014    $     18,804
                                                                     ============    ============


          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the period from
                                                                                March 5, 1999
                                                     For the Years Ended       (inception) to
                                                          March 31,               March 31,
                                                    2008            2007            2008
                                                ------------    ------------    ------------
OPERATING EXPENSES
     Compensation                               $         --    $     10,250    $  1,750,636
     Depreciation and amortization                        --             228         814,183
     Consulting                                       45,430       3,976,300       9,746,329
     Bad debt                                             --              --          12,819
     Director fees                                   250,000              --         314,100
     Financing fees                                       --              --          28,781
     Professional fees                                27,408          34,550         154,366
     General and administrative                       46,559          46,597         505,873
     Research and development                        115,045          83,117       1,301,678
     Loss on debt conversion                              --              --         519,795
     Impairment loss                                      --              --       1,191,846
                                                ------------    ------------    ------------
TOTAL OPERATING EXPENSES                             484,442       4,151,042      16,340,406
                                                ------------    ------------    ------------
OTHER INCOME (EXPENSES)
     Interest income                                      --              --           4,922
     Interest expense                                (25,110)        (11,708)        (62,896)
     Gain on debt forgiveness                          9,837              48          78,665
     Loss on disposal of equipment                        --              --            (567)
     Foreign currency transaction gain               145,877          13,977         488,709
                                                ------------    ------------    ------------
TOTAL OTHER INCOME, NET                              130,604           2,317         508,833
                                                ------------    ------------    ------------


NET LOSS                                            (353,838)     (4,148,725)    (15,831,573)
                                                ------------    ------------    ------------


COMPREHENSIVE LOSS
     Foreign currency translation loss              (146,222)        (13,866)       (418,007)
                                                ------------    ------------    ------------

TOTAL COMPREHENSIVE LOSS                        $   (500,060)   $ (4,162,591)   $(16,249,580)
                                                ============    ============    ============

Weighted average number of shares outstanding
     during the year - basic and diluted          12,169,263      12,080,203       7,352,183
                                                ============    ============    ============

Net loss per share - basic and diluted          $      (0.03)   $      (0.34)   $      (2.15)
                                                ============    ============    ============


          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY YEARS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD FROM
                   MARCH 5, 1999 (INCEPTION) TO MARCH 31, 2008



                                                            Preferred Stock               Common Stock
                                                            $1.00 par value            $0.0001 par value        Additional
                                                     --------------------------    -------------------------    Paid - in
                                                       Shares          Amount         Shares        Amount       Capital
                                                     -----------    -----------    -----------   -----------   -----------
Common stock issued for services to officer                   --    $        --        300,000   $        30   $   299,970
Common stock issued for services to consultant                --             --        255,000            25       254,975
Warrants issued to consultant                                 --             --             --            --       345,000
Net loss, 1999                                                --             --             --            --            --
                                                     -----------    -----------    -----------   -----------   -----------
Balance, March 31, 1999                                       --             --        555,000            55       899,945
Preferred stock issued for cash                          250,000        250,000             --            --            --
Offering cost                                                 --             --             --            --       (17,005)
Common stock issued for intangible assets                     --             --      2,000,000           200     1,999,800
Common stock issued for cash upon exercise
     of warrants                                              --             --        100,000            10        99,990
Foreign currency translation loss                             --             --             --            --            --
Net loss, 2000                                                --             --             --            --            --
                                                     -----------    -----------    -----------   -----------   -----------
Balance, March 31, 2000                                  250,000        250,000      2,655,000           265     2,982,730
Common stock issued as director fees                          --             --         58,100             6        58,094
Common stock issued for cash upon exercise
     of warrants                                              --             --        150,000            15       149,985
Common stock issued for cash upon exercise
     of warrants                                              --             --        345,000            35            --
Common stock issued to officer as
     compensation                                             --             --        100,000            10        99,990
Common stock issued for cash                                  --             --        100,000            10        99,990
Common stock issued to consultant for services
     not yet rendered                                         --             --        400,000            40     1,199,960
Foreign currency translation gain                             --             --             --            --            --
Net loss, 2001                                                --             --             --            --            --
                                                     -----------    -----------    -----------   -----------   -----------
Balance, March 31, 2001                                  250,000        250,000      3,808,100           381     4,590,749
Preferred stock converted to common stock               (250,000)      (250,000)       250,000            25       249,975
Common stock warrants issued for consulting
     services                                                 --             --             --            --       254,346
Common stock issued for cash upon exercise
     of warrants                                              --             --        125,000            13       124,987
Common stock warrants issued for services                     --             --             --            --       849,915
Common stock issued for cash upon exercise
     of warrants                                              --             --        850,000            85            --
Common stock issued to directors as
     compensation                                             --             --          6,000            --         6,000
Common stock issued to employees as
     compensation                                             --             --          3,000            --         3,000
Common stock issued as loan fee                               --             --         25,000             3        24,997
Foreign currency translation gain                             --             --             --            --            --
Net loss, 2002                                                --             --             --            --            --
                                                     -----------    -----------    -----------   -----------   -----------
Balance, March 31, 2002                                       --             --      5,067,100           507     6,103,969
Stock issued for cash and services                            --             --        225,000            22       224,978
Stock issued in settlement of accounts payable,
     net of redeemable shares                                 --             --        100,000            10        99,990
Stock issued to settle loans payable, related party           --             --        102,658            10       102,648
Common stock issued for services to
     consultant not yet rendered                              --             --        800,000            80       799,920
Stock issued for past and future rent and
     administrative services                                  --             --         65,000             7        64,993
Common stock warrants issued as financing fee                 --             --             --            --         3,783
Foreign currency translation loss                             --             --             --            --            --
Net loss, 2003                                                --             --             --            --            --
                                                     -----------    -----------    -----------   -----------   -----------
Balance, March 31, 2003                                       --             --      6,359,758           636     7,400,281

[restubbed table]


                                                       Deficit      Accumulated
                                                     Accumulated      Other
                                                       During      Comprehensive                                        Deferred
                                                     Development      Income        Deferred         Subscription         Loan
                                                        Stage         (Loss)       Consulting         Receivable           Fee
                                                     -----------    -----------    -----------    -------------------   -----------
Common stock issued for services to officer          $        --    $        --    $        --    $                --   $        --
Common stock issued for services to consultant                --             --             --                     --            --
Warrants issued to consultant                                 --             --             --                     --            --
Net loss, 1999                                          (900,000)            --             --                     --            --
                                                     -----------    -----------    -----------    -------------------   -----------
Balance, March 31, 1999                                 (900,000)            --             --                     --            --
Preferred stock issued for cash                               --             --             --                     --            --
Offering cost                                                 --             --             --                     --            --
Common stock issued for intangible assets                     --             --             --                     --            --
Common stock issued for cash upon exercise
     of warrants                                              --             --             --                     --            --
Foreign currency translation loss                             --         (5,745)            --                     --            --
Net loss, 2000                                          (650,366)            --             --                     --            --
                                                     -----------    -----------    -----------    -------------------   -----------
Balance, March 31, 2000                               (1,550,366)        (5,745)            --                     --            --
Common stock issued as director fees                          --             --             --                     --            --
Common stock issued for cash upon exercise
     of warrants                                              --             --             --                     --            --
Common stock issued for cash upon exercise
     of warrants                                              --             --             --                     --            --
Common stock issued to officer as
     compensation                                             --             --             --                     --            --
Common stock issued for cash                                  --             --             --                     --            --
Common stock issued to consultant for services
     not yet rendered                                         --             --     (1,200,000)                    --            --
Foreign currency translation gain                             --         60,054             --                     --            --
Net loss, 2001                                          (966,789)            --             --                     --            --
                                                     -----------    -----------    -----------    -------------------   -----------
Balance, March 31, 2001                               (2,517,155)        54,309     (1,200,000)                    --            --
Preferred stock converted to common stock                     --             --             --                     --            --
Common stock warrants issued for consulting
     services                                                 --             --             --                     --            --
Common stock issued for cash upon exercise
     of warrants                                              --             --             --                     --            --
Common stock warrants issued for services                     --             --             --                     --            --
Common stock issued for cash upon exercise
     of warrants                                              --             --             --                     --            --
Common stock issued to directors as
     compensation                                             --             --             --                     --            --
Common stock issued to employees as
     compensation                                             --             --             --                     --            --
Common stock issued as loan fee                               --             --             --                     --       (25,000)
Foreign currency translation gain                             --         13,397             --                     --            --
Net loss, 2002                                        (2,959,415)            --             --                     --            --
                                                     -----------    -----------    -----------    -------------------   -----------
Balance, March 31, 2002                               (5,476,570)        67,706     (1,200,000)                    --       (25,000)
Stock issued for cash and services                            --             --             --                     --            --
Stock issued in settlement of accounts payable,
     net of redeemable shares                                 --             --             --                     --            --
Stock issued to settle loans payable, related party           --             --             --                     --        25,000
Common stock issued for services to
     consultant not yet rendered                              --             --       (800,000)                    --            --
Stock issued for past and future rent and
     administrative services                                  --             --             --                     --            --
Common stock warrants issued as financing fee                 --             --             --                     --            --
Foreign currency translation loss                             --        (80,354)            --                     --            --
Net loss, 2003                                          (319,141)            --             --                     --            --
                                                     -----------    -----------    -----------    -------------------   -----------
Balance, March 31, 2003                               (5,795,711)       (12,648)    (2,000,000)                    --            --


[restubbed table]





                                                      Deferred
                                                      Expenses         Total
                                                     -----------    -----------
Common stock issued for services to officer          $        --    $   300,000
Common stock issued for services to consultant                --        255,000
Warrants issued to consultant                                 --        345,000
Net loss, 1999                                                --       (900,000)
                                                     -----------    -----------
Balance, March 31, 1999                                       --             --
Preferred stock issued for cash                               --        250,000
Offering cost                                                 --        (17,005)
Common stock issued for intangible assets                     --      2,000,000
Common stock issued for cash upon exercise
     of warrants                                              --        100,000
Foreign currency translation loss                             --         (5,745)
Net loss, 2000                                                --       (650,366)
                                                     -----------    -----------
Balance, March 31, 2000                                       --      1,676,884
Common stock issued as director fees                          --         58,100
Common stock issued for cash upon exercise
     of warrants                                              --        150,000
Common stock issued for cash upon exercise
     of warrants                                              --             35
Common stock issued to officer as
     compensation                                             --        100,000
Common stock issued for cash                                  --        100,000
Common stock issued to consultant for services
     not yet rendered                                         --             --
Foreign currency translation gain                             --         60,054
Net loss, 2001                                                --       (966,789)
                                                     -----------    -----------
Balance, March 31, 2001                                       --      1,178,284
Preferred stock converted to common stock                     --             --
Common stock warrants issued for consulting
     services                                                 --        254,346
Common stock issued for cash upon exercise
     of warrants                                              --        125,000
Common stock warrants issued for services                     --        849,915
Common stock issued for cash upon exercise
     of warrants                                              --             85
Common stock issued to directors as
     compensation                                             --          6,000
Common stock issued to employees as
     compensation                                             --          3,000
Common stock issued as loan fee                               --             --
Foreign currency translation gain                             --         13,397
Net loss, 2002                                                --     (2,959,415)
                                                     -----------    -----------
Balance, March 31, 2002                                       --       (529,388)
Stock issued for cash and services                            --        225,000
Stock issued in settlement of accounts payable,
     net of redeemable shares                                 --        100,000
Stock issued to settle loans payable, related party           --        127,658
Common stock issued for services to
     consultant not yet rendered                              --             --
Stock issued for past and future rent and
     administrative services                             (30,000)        35,000
Common stock warrants issued as financing fee                 --          3,783
Foreign currency translation loss                             --        (80,354)
Net loss, 2003                                                --       (319,141)
                                                     -----------    -----------
Balance, March 31, 2003                                  (30,000)      (437,442)

      See the accompanying notes to the consolidated financial statements.


                                                             Preferred Stock                 Common Stock
                                                             $1.00 par value              $0.0001 par value          Additional
                                                        ---------------------------   ---------------------------    Paid - in
                                                          Shares          Amount         Shares         Amount        Capital
                                                        ------------   ------------   ------------   ------------   ------------
Foreign currency translation loss                                 --             --             --             --             --
Amortization of deferred expenses                                 --             --             --             --             --
Net Loss, 2004                                                    --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------
Balance, March  31, 2004                                          --   $         --      6,359,758   $        636   $  7,400,281
Stock issued for cash and services                                --             --        500,000             50        249,950
Common stock issued for services to consultant not
     yet rendered                                                 --             --      4,500,000            450      6,749,550
Stock issued to settle loans payable, related party               --             --        320,000             32        479,968
Stock issued for past and future rent and
     administrative services                                      --             --        133,333             13        199,986
Foreign currency translation loss                                 --             --             --             --             --
Net Loss, 2005                                                    --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2005                                           --   $         --     11,813,091   $      1,181   $ 15,079,735
Stock issued for cash and services                                --             --        173,058             18        173,040
Recognition of services rendered by consultant                    --             --             --             --             --
Stock issued to settle loans payable, related party               --             --         14,054              1         10,540
Stock issued for past and future rent and
     administrative services                                      --             --         80,000              8         59,992
Foreign currency translation loss                                 --             --             --             --             --
Net Loss, 2006                                                    --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2006                                           --   $         --     12,080,203   $      1,208   $ 15,323,307
Stock issued for cash and services                                --             --             --             --             --
Recognition of services rendered by consultants                   --             --             --             --             --
Stock issued for past and future rent and
     administrative services                                      --             --             --             --             --
Foreign currency translation loss                                 --             --             --             --             --
Net Loss, 2007                                                    --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2007                                           --   $         --     12,080,203   $      1,208   $ 15,323,307
Preferred convertible stock issued to settle
     loan payable, related party                             459,734        459,734             --             --             --
Preferred convertible stock issued to settle 5%
     interest on convertible preferred stock                  13,890         13,890             --             --             --
Common stock issued to settle loan payable,
     related party                                                --             --          3,408              1          1,703
Stock issued for rent and administrative services                 --             --        159,999             16         79,984
Common stock issued for director fees                             --             --        500,000             50        249,950
Foreign currency translation loss                                 --             --             --             --             --
Net Loss, 2008                                                    --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2008                                      473,624   $    473,624     12,743,610   $      1,275   $ 15,654,944
                                                        ============   ============   ============   ============   ============

[restubbed Table]

                                                           Deficit      Accumulated
                                                         Accumulated       Other
                                                           During      Comprehensive                                      Deferred
                                                         Development       Income         Deferred      Subscription        Loan
                                                           Stage           (Loss)        Consulting      Receivable         Fee
                                                        ------------    ------------    ------------    ------------    ------------
Foreign currency translation loss                                 --        (117,341)             --              --              --
Amortization of deferred expenses                                 --              --              --              --              --
Net Loss, 2004                                               (34,846)             --              --              --
                                                        ------------    ------------    ------------    ------------    ------------
Balance, March  31, 2004                                $ (5,830,557)   $   (129,989)   $ (2,000,000)   $         --    $         --
Stock issued for cash and services                                --              --              --              --              --
Common stock issued for services to consultant not
     yet rendered                                                 --              --      (5,343,750)             --              --
Stock issued to settle loans payable, related party               --              --              --              --              --
Stock issued for past and future rent and
     administrative services                                      --              --              --             (13)             --
Foreign currency translation loss                                 --         (87,495)             --              --              --
Net Loss, 2005                                            (1,963,666)             --              --              --              --
                                                        ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2005                                 $ (7,794,223)   $   (217,484)   $ (7,343,750)   $        (13)   $         --
Stock issued for cash and services                                --              --              --              --              --
Recognition of services rendered by consultant                    --              --       3,374,950              --              --
Stock issued to settle loans payable, related party               --              --              --              --              --
Stock issued for past and future rent and
     administrative services                                      --              --              --              --              --
Foreign currency translation loss                                 --         (40,435)             --              --              --
Net Loss, 2006                                            (3,534,787)             --              --              --              --
                                                        ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2006                                 $(11,329,010)   $   (257,919)   $ (3,968,800)   $        (13)   $         --
Stock issued for cash and services                                --              --              --              --              --
Recognition of services rendered by consultants                   --              --       3,968,800              --              --
Stock issued for past and future rent and
     administrative services                                      --              --              --              13              --
Foreign currency translation loss                                 --         (13,866)             --              --              --
Net Loss, 2007                                            (4,148,725)             --              --              --              --
                                                        ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2007                                 $(15,477,735)   $   (271,785)   $         --    $         --    $         --
Preferred convertible stock issued to settle
     loan payable, related party                                  --              --              --              --              --
Preferred convertible stock issued to settle 5%
     interest on convertible preferred stock                      --              --              --              --              --
Common stock issued to settle loan payable,
     related party                                                --              --              --              --              --
Stock issued for rent and administrative services                 --              --              --              --              --
Common stock issued for director fees                             --              --              --              --              --
Foreign currency translation loss                                 --        (146,222)             --              --              --
Net Loss, 2008                                              (353,838)             --              --              --              --
                                                        ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2008                                 $(15,831,573)   $   (418,007)   $         --    $         --    $         --
                                                        ============    ============    ============    ============    ============

[restubbed table]

                                                           Deferred
                                                           Expenses          Total
                                                         ------------    ------------
Foreign currency translation loss                                  --        (117,341)
Amortization of deferred expenses                              30,000          30,000
Net Loss, 2004                                                     --         (34,846)
                                                         ------------    ------------
Balance, March  31, 2004                                 $         --        (559,629)
Stock issued for cash and services                                 --         250,000
Common stock issued for services to consultant not
     yet rendered                                                  --       1,406,250
Stock issued to settle loans payable, related party                --         480,000
Stock issued for past and future rent and
     administrative services                                       --         199,986
Foreign currency translation loss                                  --         (87,495)
Net Loss, 2005                                                     --      (1,963,666)
                                                         ------------    ------------
Balance, March 31, 2005                                  $         --        (274,554)
Stock issued for cash and services                                 --         173,058
Recognition of services rendered by consultant                     --       3,374,950
Stock issued to settle loans payable, related party                --          10,541
Stock issued for past and future rent and
     administrative services                                       --          60,000
Foreign currency translation loss                                  --         (40,435)
Net Loss, 2006                                                     --      (3,534,787)
                                                         ------------    ------------
Balance, March 31, 2006                                  $         --        (231,227)
Stock issued for cash and services                                 --              --
Recognition of services rendered by consultants                    --       3,968,800
Stock issued for past and future rent and
     administrative services                                       --              13
Foreign currency translation loss                                  --         (13,866)
Net Loss, 2007                                                     --      (4,148,725)
                                                         ------------    ------------
Balance, March 31, 2007                                  $         --    $   (425,005)
Preferred convertible stock issued to settle
     loan payable, related party                                   --         459,734
Preferred convertible stock issued to settle 5%
     interest on convertible preferred stock                       --          13,890
Common stock issued to settle loan payable,
     related party                                                 --           1,704
Stock issued for rent and administrative services                  --          80,000
Common stock issued for director fees                              --         250,000
Foreign currency translation loss                                  --        (146,222)
Net Loss, 2008                                                     --        (353,838)
                                                         ------------    ------------
Balance, March 31, 2008                                  $         --    $   (119,737)
                                                         ============    ============


      See the accompanying notes to the consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          MARCH 5, 1999
                                                                               FOR THE YEAR ENDED        (INCEPTION) TO
                                                                                    MARCH 31,               MARCH 31,
                                                                              2008            2007            2008
                                                                          -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $   (353,838)   $ (4,148,725)   $(15,831,573)
     Adjustment to reconcile net loss to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                               --             228         814,183
        Recognition of services rendered by consultant                              --       3,968,800      10,227,893
        Stock based consulting expense                                              --              --         854,345
        Stock based director fees                                              250,000              --         314,100
        Stock based rent and administrative fees                                80,000              --         167,028
        Preferred convertible stock issued for interest due on
            outstanding preferred convertible stock                             13,890              --          13,890
        Common stock warrants issued as financing fee                               --              --           3,783
        Loss on disposal of equipment                                               --              --             567
        Impairment loss                                                             --              --       1,191,846
        Gain on debt forgiveness                                                (9,837)            (48)         (9,837)
        Gain on settlement of accounts payable                                      --              --         (59,654)
        Loss on settlement of accounts payable                                      --              --         519,795
        Amortization of stock based financing fee                                   --              13          25,010
     Changes in operating assets and liabilities:
        (Increase) decrease in:
            Other receivables                                                       --             691              --
            Prepaids and other assets                                          (30,730)        (14,956)        (45,686)
        Increase in:
            Accounts payable and accrued expenses                              (27,791)         24,370         513,424
            Accounts payable-related parties                                        --              --          20,879
                                                                          -------------   -------------   -------------
NET CASH USED IN OPERATING ACTIVITIES                                          (78,306)       (169,627)     (1,280,007)
                                                                          -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                             --              --          (4,463)
                                                                          -------------   -------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                                               --              --          (4,463)
                                                                          -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance, net of offering cost                      --              --         958,222
     Loan proceeds from related parties, net                                   228,008         146,830         778,375
     Repayment of loan to related parties                                           --              --         (26,792)
                                                                          -------------   -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      228,008         146,830       1,709,805
                                                                          -------------   -------------   -------------

Effect of Exchange Rate on Cash                                               (146,222)        (13,866)       (418,007)
                                                                          -------------   -------------   -------------
Net Increase (decrease) in Cash and Cash Equivalents                             3,480         (36,567)          7,328
Cash and Cash Equivalents At Beginning of Period                                 3,848          40,415              --
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $      7,328    $      3,848           7,328
                                                                          ============    ============    ============
Supplemental Disclosure of Cash Flow Information:
     Cash paid for:
        Interest                                                          $         --    $         --    $         --
                                                                          ============    ============    ============
        Taxes                                                             $         --    $         --    $         --
                                                                          ============    ============    ============

Supplemental Disclosure of Non-Cash Investing and Financing
        Conversion of debt to equity                                      $    461,438    $         --    $  1,102,154
                                                                          ============    ============    ============
        Stock issued for deferred consulting services                     $         --    $         --    $  6,750,000
                                                                          ============    ============    ============
        Conversion of liabilities to note payable                         $         --    $         --    $    102,023
                                                                          ============    ============    ============
        Stock issued for debt restructuring anti-dilusion provision       $         --    $         --    $    800,000
                                                                          ============    ============    ============
        Conversion of preferred shares to common shares                   $         --    $         --    $    250,000
                                                                          ============    ============    ============
        Stock issued for future services                                  $         --    $         --    $  1,200,000
                                                                          ============    ============    ============
        Issued common shares for intangible assets                        $         --    $         --    $  2,000,000
                                                                          ============    ============    ============


          See accompanying notes to consolidated financial statements.

                       KYTO BIOPHARMA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)      NATURE OF BUSINESS

Kyto Biopharma, Inc. was formed as a Florida corporation on March 5, 1999.
B Twelve, Limited, Kyto Biopharma, Inc.'s wholly-owned Canadian subsidiary (collectively referred to as the "Company"), was also formed on March 5, 1999. On August 14, 2002, the Company changed its name from B Twelve, Inc. to Kyto Biopharma, Inc.

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

(C)      GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has no revenues, a net loss of $353,838 and net cash used in operations of $78,306 in 2008 and a working capital deficiency of $119,737, a stockholders' deficiency of $119,737 and a deficit accumulated during the development stage of $15,831,573 at March 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2008, the Company received $228,008 in related party debt financing.

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

Significant estimates during 2008 and 2007 and for the period for March 5, 1999 (inception) to March 31, 2008 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

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

(G)      CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2008, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2008.

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

(K)      RESEARCH AND DEVELOPMENT COSTS

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $115,045, $83,117, and $1,301,678 for the years ended March 31, 2008, 2007, and for the period from March 5, 1999 (inception) to March 31, 2008, respectively.

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

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(N)      NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is antidilutive for the periods presented. At March 31, 2008, there were convertible preferred shares which could have been potentially been converted into 471,816 shares of common stock, but would be antidilutive.

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

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(P)      RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60" (SFAS No. 163). SFAS No.163 interprets SFAS No. 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. Specifically, this Statement: Amends Statement 60 to clarify that financial guarantee insurance contracts issued by insurance enterprises are included within the scope of that Statement as interpreted by this Statement; Amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (paragraph 8(c)), to clarify that the requirements of that Statement apply to financial guarantee insurance contracts included within the scope of this Statement; Amends Statement 133 (paragraph 10(c)) to clarify that its scope exception for some insurance contracts does not apply to financial guarantee insurance contracts included within the scope of this Statement; Amends FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (paragraph 6(d)), to clarify that it does not apply to financial guarantee insurance contracts included within the scope of this Statement; Nullifies EITF Issue No. 85-20, "Recognition of Fees for Guaranteeing a Loan," for financial guarantee insurance contracts included within the scope of this Statement. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 163 is not expected to have a material effect on its financial position, results of operations or cash flow. .

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company's consolidated financial statements.

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets,", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141(R) "Business Combinations" (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

         a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
         b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
         c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51

In December 2007, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

In February 2008, the FASB issued Staff Position (FSP) 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

(Q)      RECLASSIFICATIONS

Certain amounts in the March 31, 2007 consolidated financial statements have been reclassified to conform to the March 31, 2008 presentation.

NOTE 2   PREPAID EXPENSES

Prepaid expenses are related to prepaid research and development. Prepaid research and development costs are amortized as services are performed. For the year ended March 31, 2008 the total prepaid expense was $45,686.

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

NOTE 4   COMMITMENTS AND CONTINGENCIES

(A)      LEASES

The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder. Rent expense in 2008, 2007, and for the period from March 5, 1999 (inception) to March 31, 2008 were $20,000, $20,000, and $148,377, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations.

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

(D)      LITIGATION

A claim against the Company has been commenced by SHI Consulting in the amount of $32,416 plus GST for damages resulting from a breach of contract and prejudgment and post judgment interest and costs. The Company counterclaimed for $300,000 for breach of contract plus interest and costs. The action is in preliminary stages. The Company has not recorded a liability for this claim as management believes they will prevail.

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

NOTE 5 LOANS AND NOTES PAYABLE AND ACCRUED LIABILITIES, RELATED PARTIES (CONTINUED)

At March 31, 2007, the Company owed $233,430 to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. During the year ended March 31, 2008, the company was advanced an additional $228,008. The loan was paid through issuance of 459,734 shares of preferred convertible stock valued at $1 per share and 3,408 shares of common stock valued at $0.50 per share for a total of $461,438. The balance of the related party loan payable as of March 31, 2008 was $0.

(B)      ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2008, 2007, and for the period from March 5, 1999 (inception) to March 31, 2008 was $40,000, $40,000, and $336,754, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. During the year ended March 31, 2008, the Company issued 159,999 shares of common stock valued at $0.50 per share for a total of $80,000 to satisfy accrued rent and administrative expense. As of March 31, 2008 and 2007, the remaining balance in the accrued liabilities-related party account for the above services was $10,000 and $50,000, respectively.

(C)      NOTE PAYABLE, RELATED PARTY

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (5.25% at March 31, 2008). Interest is accrued and payable quarterly. At March 31, 2008, accrued interest totaled $45,199. In connection with the promissory note, all principal and accrued interest is payable in full upon the earliest of the following:

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

(A)      CONVERTIBLE PREFERRED STOCK

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

In May 2007, Kyto entered into an agreement with Credifinance Capital Corp. to issue up to 500,000 convertible preferred shares at $1.00 per share in satisfaction of amounts due to Credifinance Capital Corp. .During the year ended March 31, 2008 the Company issued 459,734 shares of convertible preferred stock to a Credifinance Capital Corp. to satisfy the related party loan payable. As there is no readily available fair value for the Company's convertible preferred stock, the issuance has been recorded at par value of $1 per share for a total of $459,734. The preferred convertible stock issued to satisfy the related party loan may be converted into common shares at the rate of $0.45 per share for up to two years and bear interest at the rate of 5% per annum. Preferred convertible stock has the same voting rights as common stock.

The Company issued 13,890 shares of preferred stock valued at $1 per share for a total of $13,890 to Credifinance Capital Corp. for the accrued interest due on outstanding convertible preferred stock during the year ended March 31, 2008. These shares may be converted into common shares at the rate of $0.45 per share for up to two years and bear interest at the rate of 5% per annum.

As of March 31, 2008, 473,624 convertible preferred shares were outstanding.

(B)      COMMON STOCK AND OPTIONS

In January 2006, the Company issued 94,054 shares valued at $0.75 per share based on the quoted trade price in payment of various expenses totaling $47,027 to a finance company controlled by a director of the company and to a director. The Company recorded a loss on debt conversion of $23,513.

In February 2008, the company issued 500,000 shares valued at $0.50 per share in payment of consulting service to Dr. Uri Sagman, 159,999 shares valued at $0.50 per share to Credifinance Capital Corp. for rent and administration fees, and 3,408 shares valued at $0.50 per share to Credifinance Capital Corp. for satisfaction of the balance of the related party loan payable..

(C)      STOCK OPTIONS AND WARRANTS

The Company issues stock options and warrants to employees, service providers, and investors in the course of business.

For stock options and warrants issued to non-employees, the Company applies SFAS No. 123. Accordingly, consulting expense of $3,783 and $254,345 were recognized in 2003 and 2002, respectively, upon granting of 25,000 and 125,000 common stock options, respectively. $345,000 was charged to operations in 1999 as reflected in the accompanying consolidated statements of operations from March 5, 1999 (inception) to March 31, 2008.

For consolidated financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock granted was estimated on the grant date using the Black-Scholes Option-Pricing Model in accordance with SFAS 123. The following weighted-average assumptions were used for the year ended March 31:


                                2008       2007      2006      2005      2004      2003      2002      2001      2000      1999

Expected Dividend Yield   $      --         --        --        --        --          --         --      --        --         --
Risk Free Interest Rate          --         --        --        --        --        4.15%      3.57%     --        --      4.53%
Expected Volatility              --         --        --        --        --        0.00%      0.00%     --        --      0.00%
Expected Term                    --         --        --        --        --     4 Years     1 Year      --        --    2 Years

A summary of the options outstanding, which were granted for cash or services are presented below:


 AVERAGE                     # OF OPTIONS AND           WEIGHTED

 PRICE                           WARRANTS               EXERCISE
                             ----------------           --------
 Stock Options
 Balance at March 31, 2002      500,000                 $   1.00
 Granted                         25,000                     1.00
 Exercised                           --                       --
 Forfeited                           --                       --
 Terminated                          --                       --
                                -------                 --------
 Balance at March 31, 2003      525,000                 $   1.00
 Granted                             --                       --
 Exercised                           --                       --
 Forfeited                     (250,000)                    1.00
 Terminated                          --                       --
                                -------                 --------
 Balance at March 31, 2004      275,000                 $   1.00
 Granted                             --                       --
 Exercised                           --                       --
 Forfeited                           --                       --
 Terminated                          --                       --
                                -------                 --------
 Balance at March 31, 2005      275,000                 $   1.00
 Granted                             --                       --
 Exercised                           --                       --
 Forfeited                           --                       --
 Terminated                          --                       --
                                -------                 --------
 Balance at March 31, 2006      275,000                 $   1.00
 Granted                             --                       --
 Exercised                           --                       --
 Forfeited                     (250,000)                $   1.00
 Terminated                          --                       --
                                -------                 --------
 Balance at March 31, 2007       25,000                 $   1.00
 Granted                             --                       --
 Exercised                           --                       --
 Forfeited                      (25,000)                $   1.00
 Terminated                          --                       --
                                -------                 --------
 Balance at March 31, 2007           --                 $   1.00
                                =======                 ========

 Weighted average fair value
  of options granted for
  services during 2008                                  $     --
                                                        ========

(D)      PAR VALUE

In August 2001, the par value of common stock was changed to $0.0001 from $1.00. The change is reflected retroactively for all periods presented in the accompanying consolidated financial statements.

(E)      EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements for the year ended March 31, 2008:


                                               INCOME         SHARES       PER-SHARE
                                            (NUMERATOR)    (DENOMINATOR)     AMOUNT
Income from continuing operations           $ (353,858)
Less preferred stock dividends                      --


Income available to common stockholders -
Basic and diluted earnings per share          (353,858)     12,169,263    $  (0.03)
                                            ==========      ==========    =========

Effect of dilutive securities

The following convertible securities were not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive:

                                                 SHARES OF POTENTIAL
                                                     COMMON STOCK

Preferred convertible shares                             471,816

NOTE 7   INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense or utilization of net operating loss carryforwards for the years ended March 31, 2008 and 2007, due to the Company's net losses.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2008 and 2007, (computed by applying the United States Federal Corporate tax rate of 34% to consolidated loss before taxes), as follows:


                                          2008           2007
                                      -----------    -----------
Computed "expected" tax benefit       $  (120,305)   $(1,410,567)
Foreign income tax rate differences        11,079          1,660
Change in deferred tax asset
  valuation allowance                     109,226      1,408,907
                                      -----------    -----------
                                      $        --    $        --
                                      ===========    ===========

The above benefit was calculated using a combined federal and state tax estimated rate as noted below

Statutory federal income tax rate       34.00%
State income taxes                         --%
Foreign income tax rate difference      (3.2)%
Valuation allowance                    (30.8)%
                                       -----

Effective tax rate                      (0.0)%
                                       ======


The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2008 are as follows:

Deferred tax assets:
United States net operating loss carryforward   $ 4,787,370
Canadian net operating loss carryforward            308,387
                                                -----------
Total gross deferred tax assets                   5,095,757
Less valuation allowance                         (5,095,757)
                                                -----------
Net deferred tax assets                         $        --
                                                ===========

The net change in valuation allowance during the year ended March 31, 2008 was an increase of approximately $109,226. The Company's subsidiary has net operating losses of approximately $743,100 at March 31, 2008 available to offset the subsidiaries' net income through 2011 under Canadian Federal and Provincial tax laws and the parent United States entity has a net operating loss carryforward of approximately $14,080,500 available to offset the parent's net income through 2026.

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