Form 10-Q
period 2008-06-30
KYTO BIOPHARMA INC
filed 2008-08-12
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

KYTO BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

———————

FLORIDA	000-50390	65-1086538
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

B1-114  Belmont Avenue Toronto, Ontario Canada  M5R 1P8

(Address of Principal Executive Office) (Zip Code)

(416) 960-8790

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
12,743,610 Common Shares - $0.0001 Par Value - as of August 8, 2008

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
June 30, 2008

	June 30,	March 31,
	2008	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$4,165	$7,328
Prepaid expenses	3,333	45,686
Total Current Assets	7,498	53,014

Total Assets	$7,498	$53,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$3,858	$17,552
Accrued liabilities - related party	20,000	10,000
Accrued interest payable - related party	47,377	45,199
Accrued interest payable - preferred convertible stock	5,920	-
Loan payable-related party	26,824	-
Note payable-related party	100,000	100,000
Total Current Liabilities	203,979	172,751

Total Liabilities	203,979	172,751

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares
authorized, 473,624 issued and outstanding	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,743,610 issued and outstanding	1,275	1,275
Additional paid-in capital	15,654,944	15,654,944
Deficit accumulated during development stage	(15,900,175)	(15,831,573)
Accumulated other comprehensive loss	(426,149)	(418,007)
	(196,481)	(119,737)

Total Stockholders' Deficit	(196,481)	(119,737)

Total Liabilities and Stockholders' Deficit	$7,498	$53,014

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			March 5, 1999
	For The Three Months Ended		(inception) to
	June 30,		June 30,
	2008	2007	2008
Operating Expenses
Compensation	$-	$-	$1,750,636
Depreciation and amortization	-	-	814,183
Consulting	11,000	12,264	9,757,329
Bad debt	-	-	12,819
Director fees	-	-	314,100
Financing fees	-	-	28,781
Professional fees	9,015	10,000	163,381
General and administrative	12,215	10,423	518,088
Research and development	36,369	27,641	1,338,047
Loss on debt conversion	-	-	519,795
Impairment loss	-	-	1,191,846
Total Operating Expenses	68,599	60,328	16,409,005

Other Income (Expenses)
Interest income	-	-	4,922
Interest expense	(8,098)	(3,098)	(70,994)
Gain on debt forgiveness	-	-	78,665
Loss on disposal of equipment	-	-	(567)
Foreign currency transaction gain	8,095	95,863	496,804
Total Other Income (Expense), net	(3)	92,765	508,830

Net Income (Loss)	$(68,602)	$32,437	$(15,900,175)

Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(8,142)	(96,056)	(426,149)

Total Comprehensive Loss	$(76,744)	$(63,619)	$(16,326,324)

Weighted average number of shares outstanding
during the year - basic and diluted	12,743,610	12,080,203

Net loss per share - basic and diluted	$(0.01)	$0.00

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

			March 5, 1999
	Three Months Ended June 30,		(Inception) to
	2008	2007	June 30, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(68,602)	$32,437	$15,900,175
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	-	-	814,183
Recognition of services rendered by consultant	-	-	10,227,893
Stock based consulting expense	-	-	854,345
Stock based director fees	-	-	314,100
Stock based rent and administrative fees	-	-	167,028
Preferred convertible stock issued for interest due on outstanding preferred convertible stock			13,890
Common stock warrants issued as financing fee	-	-	3,783
Loss on disposal of equipment	-	-	567
Impairment loss	-	-	1,191,846
Gain on debt forgiveness	-	-	(9,837)
Gain on settlement of accounts payable	-	-	(59,654)
Loss on settlement of accounts payable	-	-	519,795
Amortization of stock based financing fee	-	-	25,010
Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	-	-	-
Prepaids and other assets	42,353	(41,912)	(3,333)
Increase (decrease) in:
Accounts payable and accrued expenses	(13,694)	2,846	499,730
Accounts payable and accrued liabilities-related parties	18,098	(46,902)	38,977
Net Cash Provided By (Used in) Operating Activities	(21,845)	(53,531)	(1,301,852)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(4,463)
Net Cash Used in Investing Activities	-	-	(4,463)
Cash Flows from Financing Activities:
Convertible preferred stock issuance, net of offering cost	-	382,734	-
Proceeds from common stock issuance, net of offering cost	-	-	958,222
Loan proceeds from related parties, net	26,824	89,304	805,199
Repayment of loan to related parties	-	(322,734)	(26,792)
Net Cash Provided by Financing Activities	26,824	149,304	1,736,629
Effect of Exchange Rate on Cash	(8,142)	(96,056)	(426,149)
Net Increase (decrease) in Cash and Cash Equivalents	(3,163)	(283)	4,165
Cash and Cash Equivalents at Beginning of Period	7,328	3,848	-
Cash and Cash Equivalents at End of Period	$4,165	$3,565	$4,165
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt to equity	$-	$-	$1,063,450
Stock issued for deferred consulting services	$-	$-	$6,750,000
Conversion of liabilities to note payable	$-	$-	$102,023
Stock issued for debt restructuring anti-dilution provision	$-	$-	$800,000
Conversion of preferred shares to common shares	$-	$-	$250,000
Stock issued for future services	$-	$-	$1,200,000
Issued common shares for intangible assets	$-	$-	$2,000,000

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending March 31, 2008 included in the Company's Form 10-KSB.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $196,481, a deficit accumulated during development stage of $15,900,175 and a stockholders' deficiency of $196,481 as of June 30, 2008. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF No. 07-5).  EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF No. 07-5 on its consolidated financial position and results of operations.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account seperately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borriwing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for the Company as of April 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

NOTE 4 – EQUITY

Convertible Preferred Shares

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 459,734 Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable.  Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Stock bears interest at a rate of 5% per annum.  Preferred convertible stock has the same voting rights as common stock.  Interest expense for the Convertible Preferred Stock was $13,890 for the year ended March 31, 2008 and has been paid through issuance of 13,890 additional shares of Convertible Preferred Stock. Interest expense on the Convertible Preferred Stock for the three months ended June 30, 2008 was $5,920.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

During the period ending June 30, 2008, the Company has continued to conduct a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

The efforts of the Company’s R&D have produced notable accomplishments with respect to the development of a novel cancer therapy through the regulation of Vitamin B12 uptake, an essential nutrient for cells. For the first time, the Company has conclusively identified the protein and the gene encoding the Vitamin B12 receptor. The work which is currently done by SUNY on utilizing the Vitamin B12 pathway provides for several strategies aimed at preventing the proliferation of cancer cells.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

On April 6, 2007 the Company filed a new U.S. Provisional Utility Patent Application with the United States Patent Office, related to the development of the Company's Vitamin B12 technology. In addition to this filing the Company has incurred expenses of $36,369 for the three months ended June 30, 2008 related to the continued development and maintenance of its intellectual property portfolio.

On May 4, 2007, the Company signed a formal consultancy agreement with Dr. Michael Rosenblum, Head, Immunopharmacology and Targeted Therapy Laboratory, Department of Experimental Therapeutics at M.D. Anderson Medical Center at the University of Texas to assist the Company with determining the scientific and commercial viability of its scientific technology. Dr. Rosenblum provides assistance to the Company on an as-needed basis for and receives $3,000 per month as remuneration. The Company has also held discussions with other potential strategic partners in order to determine if those relationships will provide the Company with benefits related to its corporate development. As of the date of this filing none of those discussions have resulted in formal collaborative relationships.

On May 24, 2007 the Company entered into an agreement with a related party (Credifinance Capital Corp) to issue 500,000 Convertible Preferred Shares at $1.00 per share. This agreement is on an installment basis. Preferred Shares may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Shares are cumulative and will bear interest at an interest rate of 5% per annum. As of June 30, 2008 473,624 preferred shares were issued.

.In November, 2007 the company signed a non binding Letter of Intent to Helios Petroleum Holding, AG (“Helios”) a private company incorporated in Switzerland. The transaction was subject to Helios raising successfully US$5MM. The transaction has been cancelled in May 2008 and the cost related to Kyto in relation to this transaction was C$10,000 for legal fees.

The report of our Independent Registered Public Accounting firm on our March 31, 2008 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders’ deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional financing and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management’s control, such as financial market trends and investors’ appetite for new financings. It should be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

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

The Company’s plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on R&D activities related to the development and application of its antibody technologies. The Company has, as of the end of June 30, 2008, $203,979 in total liabilities. As of the date of filing of this Form 10-QSB with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to continue to provide operating loan funds to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008. the company’s internal control over financial reporting is effective based on those criteria.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 1A.  RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

10.4	Debt Settlement Agreement and Put Option (dated November 2002) between Kyto Biopharma, Inc. and New York University.**

10.5	Extension/Modification Research Collaboration Agreement between the Research Foundation of State University of New York and Kyto Biopharma, Inc., Modification No. 2 [dated December 2004]. **

10.6	Services Agreement between Kyto Biopharma, Inc. and Gerard Serfati [dated November 1, 2004]***

31.1	Section 302 Certification**

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission
**	Filed as Exhibit with this Form 10-Q.
***	Previoulsy filed with Form S-8 on November 18, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Biopharma, Inc.
(Registrant)

By:	/s/ Georges Benarroch
Georges Benarroch Acting President and Chief Executive Officer And Acting Chief Executive Officer

Date:  August 12, 2008