Form 10-Q
period 2008-09-30
KYTO BIOPHARMA INC
filed 2008-11-06
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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
12,743,610 Common Shares - $0.0001 Par Value - as of November 12, 2008

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

INDEX

Page
PART I. FINANCIAL STATEMENTS

Item 1.

Financial Statements (Unaudited)

3

Unaudited Consolidated Balance Sheet as of September 30, 2008

3

Unaudited Consolidated Statements of Operations for the Three and Six Months ended September 30, 2008 and 2007

4

Unaudited Consolidated Statement of Cash Flows for the Six Months ended September 30, 2007 and 2008

5

Notes to Unaudited Consolidated Financial Statements

6

Item 2.

Management’s Discussion And Analysis Of Financial Conditions And Results Of Operations

8

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

9

Item 4.

Controls And Procedures

9

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

11

Item 1a.

Risk Factors.

11

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds .

11

Item 3.

Defaults Upon Senior Securities

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

Item 5.

Other Information

11

Item 6.

Exhibits

11

Signatures

13

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONSOLIDATED BALANCE SHEET

September 30, 2008

	September 30, 2008	March 31, 2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$2,274	$7,328
Prepaid expenses	39,676	45,686
Total Current Assets	41,950	53,014

Total Assets	$41,950	$53,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$62,562	$17,552
Accrued liabilities - related party	26,333	10,000
Accrued interest payable - related party	49,588	45,199
Accrued interest payable - preferred convertible stock	11,914	—
Loan payable-related party	135,825	—
Note payable-related party	100,000	100,000
Total Current Liabilities	386,222	172,751

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,743,610 issued and outstanding	1,275	1,275
Additional paid-in capital	15,654,944	15,654,944
Deficit accumulated during development stage	(16,098,991)	(15,831,573)
Accumulated other comprehensive loss	(375,124)	(418,007)
	(344,272)	(119,737)

Total Stockholders' Deficit	(344,272)	(119,737)

Total Liabilities and Stockholders' Deficit	$41,950	$53,014

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Six Months Ended September 30,		For the period from March 5, 1999 (inception) to September 30,
	2008	2007	2008	2007	2008

Operating Expenses
Compensation	$—	$—	$—	$—	$1,750,636
Depreciation and amortization	—	—	—	—	814,183
Consulting	17,348	14,003	28,348	26,267	9,774,677
Bad debt	—	—	—	—	12,819
Director fees	—	—	—	—	314,100
Financing fees	—	—	—	—	28,781
Professional fees	21,371	7,500	30,386	17,500	184,752
General and administrative	17,338	11,162	29,553	21,585	535,426
Research and development	83,615	31,562	119,984	59,203	1,421,662
Loss on debt conversion	—	—	—	—	519,795
Impairment loss	—	—	—	—	1,191,846
Total Operating Expenses	139,672	64,227	208,271	124,555	16,548,677

Other Income (Expenses)
Interest income	—	—	—	—	4,922
Interest expense	(8,219)	(2,998)	(16,317)	(6,096)	(79,213)
Gain on debt forgivemess	—	5,933	—	5,933	78,665
Loss on disposal of equipment	—	—	—	—	(567)
Foreign currency transaction gain	(50,925)	80,079	(42,830)	175,942	445,879
Total Other Income (Expense), net	(59,144)	83,014	(59,147)	175,779	449,686

Net Income (Loss)	$(198,816)	$18,787	$(267,418)	$51,224	$(16,098,991)

Comprehensive Income (Loss)
Foreign currency translation gain (loss)	51,025	(80,246)	42,883	(176,302)	(375,124)

Total Comprehensive Loss	$(147,791)	$(61,459)	$(224,535)	$(125,078)	$(16,474,115)

Weighted average number of shares outstanding during the year – basic and diluted	12,743,610	12,080,203	12,743,610	12,080,203

Net loss per share - basic and diluted	$(0.02)	$0.00	$(0.02)	$(0.01)

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended September 30,		March 5, 1999 (Inception) to September 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net income (loss)	$(267,418)	$51,224	$(16,098,991)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	814,183
Recognition of services rendered by consultant	—	—	10,227,893
Stock based consulting expense	—	—	854,345
Stock based director fees	—	—	314,100
Stock based rent and administrative fees	—	—	167,028
Preferred convertible stock issued for interest due on outstanding preferred convertible stock	—	—	13,890
Common stock warrants issued as financing fee	—	—	3,783
Loss on disposal of equipment	—	—	567
Impairment loss	—	—	1,191,846
Gain on debt forgiveness	—	—	(9,837)
Gain on settlement of accounts payable	—	(5,933)	(59,654)
Loss on settlement of accounts payable	—	—	519,795
Amortization of stock based financing fee	—	—	25,010
Changes in operating assets and liabilities:
Prepaids and other assets	6,010	(2,996)	(39,676)
Accounts payable and accrued expenses	45,010	(55,940)	524,114
Related party accounts payable, accrued interest, and accrued liabilities	32,636	—	87,835
Net Cash Used in Operating Activities	(183,762)	(13,645)	(1,463,769)
Cash Flows from Investing Activities:
Purchase of property and equipment	—	—	(4,463)
Net Cash Used in Investing Activities	—	—	(4,463)
Cash Flows from Financing Activities:
Issuance of Convertible preferred stock	—	422,734	—
Proceeds from common stock issuance, net of offering cost	—	—	958,222
Loan proceeds from related parties, net	135,825	—	914,200
Repayment of loan to related parties	—	(233,430)	(26,792)
Net Cash Provided by Financing Activities	135,825	189,304	1,845,630
Effect of Exchange Rate on Cash	42,883	(176,302)	(375,124)
Net Increase (decrease) in Cash and Cash Equivalents	(5,054)	(643)	2,274
Cash and Cash Equivalents at Beginning of Period	7,328	3,848	—
Cash and Cash Equivalents at End of Period	$2,274	$3,205	$2,274
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—
Supplemental Disclosure of Non-Cash
Investing and Financiang Activities:
Conversion of debt to equity	$—	$422,734	$1,063,450
Stock issued for deferred consulting services	$—	$—	$6,750,000
Conversion of liabilities to note payable	$—	$—	$102,023
Stock issued for debt restructuring anti-dilusion provision	$—	$—	$800,000
Conversion of preferred shares to common shares	$—	$—	$250,000
Stock issued for future services	$—	$—	$1,200,000
Issued common shares for intangible assets	$—	$—	$2,000,000

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $344,272, a deficit accumulated during development stage of $16,098,991 and a stockholders' deficiency of $344,272 as of September 30, 2008. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for the Company as of April 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

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

NOTE 4 – LOANS PAYABLE – RELATED PARTY

Related party loans are funding for operating activities of Kyto Biopharma, Inc. and are due to Credifinance Capital Corporation, who is the largest shareholder of Kyto Biopharma, Inc. The balance of the related party loan for the six months ended September 30, 2008 is $135,825. The loan accrues no interest and is payable on demand. A portion of the related party loan may be converted into Convertible Preferred Stock at $1.00 per share. (See Note 5)

NOTE 5 – EQUITY

Convertible Preferred Shares

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 459,734 Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Stock bears interest at a rate of 5% per annum. Preferred convertible stock has the same voting rights as common stock. Interest expense for the Convertible Preferred Stock was $13,890 for the year ended March 31, 2008 and has been paid through issuance of 13,890 additional shares of Convertible Preferred Stock. Interest expense accrued on the Convertible Preferred Stock for the six months ended September 30, 2008 was $11,914.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

During the period ending September 30, 2008, the Company has continued to conduct a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its older or less relevant patents while funding the remaining patents in full.

The efforts of the Company’s R&D have produced accomplishments with respect to the development of a novel cancer therapy through the regulation of Vitamin B12 uptake, an essential nutrient for cells. For the first time, the Company has conclusively identified the protein and the gene encoding the Vitamin B12 receptor. The work which is currently done by SUNY on utilizing the Vitamin B12 pathway provides for several strategies aimed at preventing the proliferation of cancer cells.

A research report titled “The protein and the gene encoding the receptor for the cellular uptake of transcobalamin bound cobalamin” detailing the newly identified Transcobalamin II receptor, its cloned cDNA and its expression in a vector was accepted and published in Blood Journal, a publication in the field of hematology and clinical oncology in August 2008.

Kyto received favorable Patent Office Action on the newly filed PCT patent application entailing the Transcobalamin II receptor and respective cDNA clone. As of August 2008 applications have been filed to cover USA, Japan and Europe.

On April 6, 2007 the Company filed a new U.S. Provisional Utility Patent Application with the United States Patent Office, related to the development of the Company's Vitamin B12 technology. In addition to this filing the Company has incurred expenses of $119,984 for the six months ended September 30, 2008 related to the continued development and maintenance of its intellectual property portfolio.

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

On May 24, 2007 the Company entered into an agreement with a related party (Credifinance Capital Corp) to issue 500,000 Convertible Preferred Shares at $1.00 per share. This agreement is on an installment basis. Preferred Shares may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Shares are cumulative and will bear interest at an interest rate of 5% per annum. As of September 30, 2008, 473,624 preferred shares were issued.

In November, 2007 the company signed a non binding Letter of Intent to Helios Petroleum Holding, AG (“Helios”) a private company incorporated in Switzerland. The transaction was subject to Helios raising successfully US$5MM. The transaction has been cancelled in May 2008 and the cost related to Kyto in relation to this transaction was $10,000 for legal fees.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

The Company’s plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on R&D activities related to the development and application of its antibody technologies. The Company has, as of the end of September 30, 2008, $386,222 in total liabilities. As of the date of filing of this Form 10-Q with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to continue to provide operating loan funds to the Company.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008. The company’s internal control over financial reporting is effective based on those criteria.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

A claim against the Company has been commenced by SHI Consulting in the amount of $32,416 plus GST for damages resulting from a breach of contract and prejudgment and post judgment interest and costs. The Company counterclaimed for $300,000 for breach of contract plus interest and costs. The parties are in ongoing discussion over this matter however a resolution has not yet been reached. The Company has not recorded a liability for this claim as management believes they will prevail.

ITEM 1A.

RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Index to Exhibits on page 12.

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
———————
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

Date: November 6, 2008

13