Form 10-Q
period 2008-12-31
KYTO BIOPHARMA INC
filed 2009-02-11
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

For the transition period from: _____________ to _____________

KYTO BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,743,610 Common Shares - $0.0001 Par Value - as of February 11, 2009

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

2

UNAUDITED CONSOLIDATED BALANCE SHEET

2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

3

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

4

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

12

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

12

ITEM 4.      CONTROLS AND PROCEDURES

12

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

14

ITEM 1A    RISK FACTORS.

14

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

14

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

14

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

14

ITEM 5.      OTHER INFORMATION

14

ITEM 6.      EXHIBITS

14

SIGNATURES

16

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY

 (A Development Stage Company)

UNAUDITED CONSOLIDATED BALANCE SHEET

December 31, 2008 and March 31, 2008

	December 31,	March 31,
	2008	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$11,120	$7,328
Other receivable	42	––
Prepaid expenses	6,333	45,686
Total Current Assets	17,495	53,014
Total Assets	$17,495	$53,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$5,326	$17,552
Accrued liabilities - related party	31,833	10,000
Accrued interest payable - related party	51,177	45,199
Accrued interest payable - preferred convertible stock	17,983	––
Loan payable-related party	243,824	––
Note payable-related party	100,000	100,000
Total Current Liabilities	450,143	172,751

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares
authorized, 473,624 issued and outstanding	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,743,610 issued and outstanding	1,275	1,275
Additional paid-in capital	15,654,944	15,654,944
Deficit accumulated during development stage	(16,347,971)	(15,831,573)
Accumulated other comprehensive loss	(214,520)	(418,007)

Total Stockholders' Deficit	(432,648)	(119,737)

Total Liabilities and Stockholders' Deficit	$17,495	$53,014

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY

 (A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended		For the Period March 5, 1999 (inception) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008
Operating Expenses
Compensation	$––	$––	$––	$––	$1,750,636
Depreciation and amortization	––	––	––	––	814,183
Consulting	15,107	11,496	43,455	37,763	9,789,784
Bad debt	––	––	––	––	12,819
Director fees	––	––	––	––	314,100
Financing fees	––	––	––	––	28,781
Professional fees	9,188	4,400	39,574	21,900	193,940
General and administrative	11,693	13,572	41,246	35,157	547,119
Research and development	45,638	14,659	165,622	73,862	1,467,300
Loss on debt conversion	––	––	––	––	519,795
Impairment loss	––	––	––	––	1,191,846
Total Operating Expenses	81,626	44,127	289,897	168,682	16,630,303

Other Income (Expenses)
Interest income	––	––	––	––	4,922
Interest expense	(7,644)	(15,709)	(23,961)	(21,805)	(86,857)
Gain on debt forgivemess	––	––	––	5,933	78,665
Loss on disposal of equipment	––	––	––	––	(567)
Foreign currency transaction gain	(159,710)	9,052	(202,540)	184,994	286,169
Total Other Income (Expense), net	(167,354)	(6,657)	(226,501)	169,122	282,332

Net Income (Loss)	$(248,980)	$(50,784)	$(516,398)	$440	$(16,347,971)

Comprehensive Income (Loss)
Foreign currency translation gain (loss)	160,537	(9,060)	203,487	(185,362)	(214,520)

Total Comprehensive Loss	$(88,443)	$(59,844)	$(312,911)	$(184,922)	$(16,562,491)

Weighted average number of shares outstanding
during the year - basic and diluted	12,743,610	12,080,203	12,743,610	12,080,203

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY

 (A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended December 31,		(Inception March 5, 1999) to
	2008	2007	December 31, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(516,398)	$440	$(16,347,971)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	––	––	814,183
Recognition of services rendered by consultant	––	––	10,227,893
Stock based consulting expense	––	––	854,345
Stock based director fees	––	––	314,100
Stock based rent and administrative fees	––	––	167,028
Preferred convertible stock issued for interest due on outstanding preferred convertible stock	––	––	13,890
Common stock warrants issued as financing fee	––	––	3,783
Loss on disposal of equipment	––	––	567
Impairment loss	––	––	1,191,846
Gain on debt forgiveness	––	––	(9,837)
Gain on settlement of accounts payable	––	(5,885)	(59,654)
Loss on settlement of accounts payable	––	––	519,795
Amortization of stock based financing fee	––	––	25,010
Changes in operating assets and liabilities:
Other receivable	(42)	––	(42)
Prepaids and other assets	39,353	11,956	(6,333)
Accounts payable and accrued expenses	(12,226)	(46,456)	501,198
Related party accounts payable, accrued interest, and accrued liabilities	45,794	––	66,673
Net Cash Used in Operating Activities	(443,519)	(39,945)	(1,723,526)
Cash Flows from Investing Activities:
Purchase of property and equipment	––	––	(4,463)
Net Cash Used in Investing Activities	––	––	(4,463)
Cash Flows from Financing Activities:
Issuance of Convertible preferred stock	––	457,553	––
Proceeds from common stock issuance, net of offering cost	––	––	958,222
Loan proceeds from related parties, net	243,824	––	1,022,199
Repayment of loan to related parties	––	(233,430)	(26,792)
Net Cash Provided by Financing Activities	243,824	224,123	1,953,629

Effect of Exchange Rate on Cash	203,487	(185,362)	(214,520)

Net Increase (decrease) in Cash and Cash Equivalents	3,792	(1,184)	11,120

Cash and Cash Equivalents at Beginning of Period	7,328	3,848	––
Cash and Cash Equivalents at End of Period	$11,120	$2,664	$11,120

KYTO BIOPHARMA, INC. AND SUBSIDIARY

 (A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$––	$––	$––
Taxes	$––	$––	$––

Supplemental Disclosure of Non-Cash
Investing and Financiang Activities:
Conversion of debt to equity	$––	$422,734	$1,063,450
Stock issued for deferred consulting services	$––	$12,819	$6,750,000
Conversion of liabilities to note payable	$––	$––	$102,023
Stock issued for debt restructuring anti-dilusion provision	$––	$––	$800,000
Conversion of preferred shares to common shares	$––	$––	$250,000
Stock issued for future services	$––	$––	$1,200,000
Issued common shares for intangible assets	$––	$––	$2,000,000

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $432,648, a deficit accumulated during development stage of $16,347,971 and a stockholders' deficiency of $432,648 as of December 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The implementation of EITF No. 08-8 will not have a material impact on the Company's consolidated financial position and results of operations.

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.” The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds. The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA. FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008. Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued. The implementation of FSP FAS No. 117-1 will not have a material impact on the Company's consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its consolidated financial position and results of operations.

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

December 31, 2008

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

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

NOTE 4 – LOANS PAYABLE – RELATED PARTY

During the nine months ended December 31, 2008, the Company borrowed $243,824 from a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, and included in the loans payable, related party balance.

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 5 – EQUITY

Convertible Preferred Shares

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 459,734 Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Stock bears interest at a rate of 5% per annum. Preferred convertible stock has the same voting rights as common stock. Interest expense for the Convertible Preferred Stock was $13,890 for the year ended March 31, 2008 and has been paid through issuance of 13,890 additional shares of Convertible Preferred Stock. Interest expense accrued on the Convertible Preferred Stock for the nine months ended December 31, 2008 was $17,983.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

During the period ending December 31, 2008, the Company continued to evaluate its Intellectual Property Portfolio. Under the recommendation from Patent Attorneys and Senior Management, Kyto has elected to cancel patent protection in non essential jurisdictions, to allow more focus to be placed on Kyto’s monoclonal antibody technologies.

The Company’s R&D efforts are progressing with respect to the development of a novel cancer therapy through the regulation of Vitamin B12 uptake. To date the Company has, conclusively identified the protein and the gene encoding the Vitamin B12 receptor, isolated and cloned three monoclonal antibodies to the Vitamin B12 receptor, and is proceeding toward the development of fully humanized antibodies.

An article authored by two of Kyto’s consulting scientists (Dr. Quadros and Dr. Sequeira) describing findings relating to Kyto’s process, was published in “Blood” magazine, on September 8, 2008, in an article titled “The protein and the gene encoding the receptor for the cellular uptake of transcobalamin-bound cobalamin”. “Blood” magazine is published by the American Society of Hematology.

Nearing the end of fiscal year 2008, Kyto proceeded with its planned antibody strategy and collaborated with a 3rd party vendor to acquire antibodies. The development of this antibody technology will be overseen by RFSUNY and is currently in the early stages of development. The Company does not yet have an estimate of the total costs associated with this development. As the Company has no current revenues from operations, management fully expects to incur additional liabilities in order to fund the development of this strategy.

Over the next twelve months the company will focus its efforts on further developing its antibodies with the assistance of an outsourced manufacturer and the help of scientists from RFSUNY and MD Anderson, with the goal of developing fully humanized antibodies. At this time Kyto has had success in demonstrating kills to a variety of cancer cells expressing the Vitamin B12 receptor.

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

The Company has, as of the end of December 31, 2008, $450,143 in total liabilities. As of the date of filing of this Form 10-Q with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to continue to provide operating loan funds to the Company.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31 ,2008. the company’s internal control over financial reporting is effective based on those criteria.

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

Index to Exhibits on page 15.

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

———————

     * Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange   Commission.

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

Date:  February 11, 2009

16