Form 10-K
period 2008-12-31
KYTO BIOPHARMA INC
filed 2009-06-29
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

or

For the transition period from: _____________ to _____________

COMMISSION FILE NO. 000-28107

———————

KYTO BIOPHARMA INC.

 (Exact name of registrant as specified in its charter)

———————

FLORIDA	65-1086538
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

B1-114 BELMONT STREET, TORONTO ONTARIO CANADA   M5R 1P8

 (Address of Principal Executive Office) (Zip Code)

(416) 960-8790

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.0001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☑  No ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐    Accelerated filer     ☐  Non-accelerated filer ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 30, 2008, was approximately $ 935,424.

The Registrant had 12,743,610 shares of common stock, .0001 par value per share, outstanding on June 3, 2009

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED MARCH 31, 2009

PART I

ITEM 1.

Business

1

ITEM 2.

Description Of Property

5

ITEM 3.

Legal Proceedings

5

ITEM 4.

Submissionof Matters to a Vote of Security Holders

5

PART II

ITEM 5.

Market for Common Equity and Related Stockholder Matters

6

ITEM 6.

Selected Financial Data

7

ITEM 7.

Management's Discussion and Analysis of Financial Conditions and Resultsof Operation

7

ITEM 8.

Financial Statements and Supplementary Data

11

ITEM 9.

Changes In and Disagreements with Accountantson Accounting and Financial Disclosure

11

ITEM 9A.

Controls and Procedures

11

PART III

ITEM 10.

Directors And Executive Officers, Promotors And Control Persons; Compliance
With Section 16(A) Of The Exchange Act

13

ITEM 11.

Executive Compensation

15

ITEM 12.

Security Ownership Of Certain Beneficial Owners And Management

17

ITEM 13.

Certain Relationships And Related Transactions

17

ITEM 14.

Principal Accountant Fees And Services

18

PARTVI

ITEM 15.

Exhibits And Reports On Form 8-K

19

SIGNATURES

21

PART I

ITEM 1.

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

The Company filed a Uniform Business Report (UBR) with the Department of State, State of Florida, for the year 2008 and paid all required fees. Its status is active.

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

Kyto is currently engaged in the development of a portfolio of potential targeted biologic treatments based on:

i)

the therapeutic effect of vitamin B12 depletion by receptor modulators, and

ii)

the use of monoclonal antibodies to block the vitamin B12 uptake by cancer cells.

Kyto's portfolio consists of molecules at the research and development stage which may ultimately prove useful in the treatment of certain types of cancer and inflammatory diseases. Kyto believes that there are several human therapeutics applications for its drug candidates. Specifically, a number of properties of the Company's vitamin B12 depletion and monocbnal antibody technologies suggest a potential role for its drug candidates in the therapy of solid tumors such as colorectal and breast cancer in addition to treatment of leukemias. The following table summarizes the Company's research and product development programs:

Monoclonal Antibodies	Transport protein	Oncology	Development
	Receptor	Oncology	Development
Growth Blockers	Receptor modulators	Oncology	Proof of concept

Kyto's growth blocker and monocbnal antibody technologies are applicable to a very broad range of therapeutic areas. Each specific technology has the potential to target a large number of therapeutic targets for creation of drug candidates. New drug candidates can be synthesis from:

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

Vitamin B12 Depletion Monoclonal Antibodies
Transport protein	Oncology	Development	Medarex Inc. The Research Foundation of State
Receptor	Oncology	Development	University of New York

Receptor Modulators
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

In May 2007, the company extended the agreement with RFSUNY regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 cancer cells for additional $125,406. A payment of $62,703 was made in January 2008. During the year ended March 31, 2009, the company once again extended the agreement with RFSUNY, paying a total of $141,161, to cover the period ending June 2009.

(4) Distribution of Products

Because of capital constraints, the Company has decided to focus its financial resources for the development of its monoclonal antibodies.  At this time Kyto is in the process of evaluation and sourcing a vendor to produce either fully humanized or mouse-human chimeric antibodies

As the first drug candidate paclitaxel conjugated to vitamin B12 enters the formal preclinical program the

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

PATENT NO.	TITLE	ISSUED
NZ252,559	Anti-receptor agents to the vitamin B12/transcobalamin II receptor	14/02/97
US5,688,504	Anti-receptor and growth blocking agents to the vitamin B12/transcobalamin II receptor and binding sites	18/11/97
US5,739,287	Biotinylated cobalamins	14/04/98
US5,840,712	Water soluble vitamin B12 receptor modulating agents and methods relating thereto	24/11/98
US5,840,880	Vitamin B12 receptor modulating agents	24/11/98
US5,869,465	Methods for receptor modulation and uses thereto	09/02/99
US6,083,926	Water soluble vitamin B12 receptor modulating agents and methods relating thereto	04/07/00
CA2,135,277	Anti-receptor and growth blocking agents to the B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12	24/04/01
NZ323,127	Vitamin B12 receptor modulating agents and methods related and methods related thereto	12/07/01
KR297,310	Anti-receptor and growth blocking agents to the vitamin B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12	21/05/01
CH0754189	Receptor modulating agents and methods relating thereto	09/10/2002
DE0754189	Receptor modulating agents and methods relating thereto	09/10/2002
EP0754189	Receptor modulating agents and methods relating thereto	09/10/2002
FR0754189	Receptor modulating agents and methods relating thereto	09/10/2002
GB0754189	Receptor modulating agents and methods relating thereto	09/10/2002
US10/656,735	Growth Blocking Agents	01/10/2004
CA2199940	Anti-receptor and growth blocking agents to Vitamin B12/transcobalmin II Receptor and binding sites	13/09/2005

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

(7) Research and Development Costs

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $216,926, $115,045, and

$1,518,604 for the years ended March 31, 2009, 2008, and for the period from March 5, 1999 (inception) to March 3, 2009, respectively.

(8) Employees

The Company has no employees, full-time or part-time. The President of Kyto Biopharma, Inc. is acting as consultant to the Company and does not receive compensation.

C) REPORTS TO SECURITY HOLDERS

The Bylaws of Kyto Biopharma, Inc. are silent regarding an annual report to shareholders. Kyto Biopharma, Inc. is a reporting company and files reports with the U.S. Securities and Exchange Commission (SEC). The Company is required to file quarterly reports (Form 10-Q) and an annual report (Form 10-K) with the SEC. The annual report includes an audited financial statement.

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

The Company owns no investments.

ITEM 3.

LEGAL PROCEEDINGS

A claim against the Company has been commenced by SHI Consulting in the amount of $32,416 plus GST for damages resulting from a breach of contract and prejudgment and post judgment interest and costs. The Company counterclaimed for $300,000 for breach of contract plus interest and costs. As of March 31, 2009, the action has been dismissed.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no shareholders meetings during the period covered by this report.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ending March 31, 2009. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-K filed with the U.S. Securities Exchange Commission.

(A) MARKET INFORMATION

Our common stock has traded on the OTC Bulletin Board(R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2009 and 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	Common Stock
	High	Low
Fiscal Year Ended March 31, 2009
First quarter	$1.35	$1.35
Second quarter	3.00	1.35
Third quarter	3.00	1.70
Fourth quarter	1.70	1.70

Fiscal Year Ended March 31, 2008
First quarter	$0.40	$0.40
Second quarter	0.45	0.40
Third quarter	1.55	0.40
Fourth quarter	1.35	1.35

There were 12,743,610 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2009.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2009, there were 16 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 150 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6.

SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended March 31,
	2009	2008
Revenues	––	––
Net Loss	$(643,096)	$(353,838)
Earning Loss Per Share	$(0.05)	$(0.03)
Total assets	$60,316	$53,014
Total liabilities	$582,386	$172,751

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited consolidated financial statements, in 2009 the company had, a net loss of $643,096, a working capital deficiency of $522,070, a stockholders' deficiency of $522,070, and a deficit accumulated during development stage of $16,474,669 at March 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Research and development expense was $216,926, $115,045, and $1,518,604 for the years ended March 31, 2009, 2008, and for the period from March 5, 1999 (inception) to March 31, 2009, respectively.

During the period ending March 31, 2009, the Company continued to evaluate its Intellectual Property Portfolio. Under the recommendation from Patent Attorneys, management and consultants, Kyto has elected to cancel patent protection in non essential jurisdictions, to allow more focus to be placed on Kyto’s monoclonal antibody technologies.

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

Nearing the end of fiscal year 2008, Kyto proceeded with its planned antibody strategy and collaborated with a 3 rd party vendor to acquire antibodies. The development of this antibody technology will be overseen by RFSUNY and is currently in the early stages of development. The Company does not yet have an estimate of the total costs associated with this development. As the Company has no current revenues from operations, management fully expects to incur additional liabilities in order to fund the development of this strategy.

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

During the period ending March 31,2009, the Company conducted a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

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

The Company has, as of the end of its fiscal year (March 31, 2009), $582,386 in liabilities. The Company estimates that it will require up to $100,000 to meet operating costs and up to $300,000 for research and development costs for this fiscal year, excluding research and development costs. In addition, with the help of its scientific partners, the Company is reviewing its technology and assessing the best way of pursuing its development.The report of our Independent Registered Public Accounting Firm on our March 31, 2009 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

(B) LIQUIDITY AND CAPITAL RESOURCES

To meet the projected cash requirements as stated above, the Company intends to obtain cash loans from one or more of its stockholders. As the date of filing of this Form 10-K with the U.S. Securities and Exchange Commission, the Company did not receive any commitments of any of its stockholders to provide operating loan funds for the Company. We are also looking at merger opportunities or to acquire companies and products to raise capital. We expect to form strategic alliances for product development and to out-license the commercial rights to development partners. By forming strategic alliances with third parties, we believe that our technologies and related products can be more rapidly developed and successfully introduced into the marketplace.

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

(C) OFF-BALANCE SHEET ARRANGEMENT

None.

(D) COMPETITION

There are a number of companies that are involved in the development and/or production, improved method of delivery or analogs of paclitaxel include but are not limited to Bristol-Myers Squibb Company, Cell Therapeutics Inc., Ivax Corporation, Bioxell Pharma Inc., Supratek Pharma Inc., Enzon Inc., Napro Biotherapeutics Inc., F.H. Faulding & Co. Limited, Phytogen Inc., Aphios Corporation, Taxolog Inc., Cytoclonal Pharmaceutics Inc., Protarga Inc., and Mylan Laboratories Inc.

In addition to the competition, as noted above, the Company faces certain adverse conditions/and/or risks factors as outlined below:

• KYTO'S BUSINESS STRATEGY REQUIRES THAT IT ESTABLISH AND MAINTAIN GOOD STRATEGIC ALLIANCES. Currently, Kyto is seeking strategic alliances. We have limited experience in establishing and maintaining such strategic alliances and cannot give any assurance that we will be successful in establishing one or more relationships. Our strategy for the research, development and commercialization of our potential biopharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, we may seek to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships.

• KYTO HAS NO EXPERIENCE IN MANUFACTURING, PROCURING PRODUCTS IN COMMERCIAL QUANTITIES OR MARKETING, CONDUCTING CLINICAL TRIALS, REGULATORY APPROVAL PROCESS AND ONLY LIMITED EXPERIENCE IN NEGOTIATING, SETTING-UP OR MAINTAINING RESEARCH COLLABORATION AND THERE IS NO ASSURANCE THAT IT WILL SUCCESSFULLY ENGAGE OR CONTINUE TO ENGAGE IN ANY OF THESE ACTIVITIES. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis. Kyto may be unable to obtain the raw materials used in the production of some of its bioconjugates in sufficient quantity to meet demand when and if such product is approved. By example, paclitaxel is derived from certain varieties of yew trees and is also used in one of the Company's drug candidates. To date, Kyto has not entered into an agreement with a supplier to provide sufficient quantity or quality of any drugs used in the construction of its bioconjugates. Kyto does not have internal facilities for the manufacture of any of its products for clinical or commercial production.

• MANY OF KYTO'S DRUG CANDIDATES ARE STILL IN RESEARCH AND PRECLINICAL DEVELOPMENT, WHICH MEANS THAT THEY HAVE NOT YET BEEN TESTED ON HUMANS. The Company will need to commit significant time and resources to develop these and additional product candidates. Kyto is dependent on the successful completion of clinical trials and obtaining regulatory approval in order to generate revenues. Specifically, its drug candidates that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may: i) be found ineffective or cause harmful side effects during preclinical testing or clinical trials, ii) fail to receive necessary regulatory approvals, iii) be difficult to manufacture on a large scale, iv) be uneconomical to produce, v) fail to achieve market acceptance, vi) be precluded from commercialization by proprietary rights of third parties, or vii) third parties may market superior or equivalent drugs.

• KYTO HAS BASED MANY OF ITS DRUG CANDIDATES ON UNPROVEN NOVEL TECHNOLOGIES, AND IT MAY NEVER DEVELOP THEM INTO COMMERCIAL PRODUCTS. Our primary focus is on our research and development activities of drug candidates covered by proprietary biopharmaceutical patents and patent applications. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could exceed budgeted amounts and estimated time frames may require extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our research and development effort and our business could ultimately suffer. We anticipate that we will remain principally engaged in research and development activities for an indeterminate, but substantial, period of time. Furthermore, preclinical results in animal studies may not predict outcome in human clinical trials.

• KYTO MAY NOT BE SUCCESSFUL IN PROTECTING ITS INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. The Company cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. Kyto cannot assure investors that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

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

• OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY: Credifinance Capital Corp. owned approximately 71.5 % of our common stock as of March 31, 2009. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

• OUR SECURITIES ARE QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

• WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The ability of the Company to secure sources of funding will depend on a number of factors including, the prevailing market price of our common stock the results of our research and development programs, the timing and results of preclinical and clinical trials, our ability to maintain existing and establish new collaborative agreements with other companies to provide funding to us, technological advances, and activities of competitors and other factors and the extent to which we are able to secure working capital from other sources, such as through the sale of debt or sale of stock. If sufficient financing is not available or if we are unable to license and sell our technologies and related products, we will need to secure another source of funding in order to satisfy our working capital needs.

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

• THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, CASH USED IN OPERATIONS, STOCKHOLDERS' DEFICIT, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. The report of our Independent Registered Public Accounting Firm on our March 31, 2009 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached audited consolidated financial statements for KYTO BIOPHARMA, INC. AND SUBSIDIARY for the fiscal years ended March 31, 2009, 2008 and Cumulative from March 5, 1999 (Inception) to March 31, 2009 can be found beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountant during the year and to the date of this registration statement and there are no disagreements with the findings of said accountants.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s President who serves as its principal executive officer and principal financial and accounting officer is responsible for establishing and maintaining disclosure controls and procedures for the Company as defined in Rules 13a-15(e) and 15d-(15(e) of the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

The Company’s management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our President who serves as our principal executive officer and our principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2009 (the “Evaluation Date”). As of the Evaluation Date, the Company’s President who also serves as its principal financial and accounting officer, concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in it reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of March 31, 2008 the Company’s internal control over financial reporting is effective based on this criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A)

IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Georges Benarroch	62	President & Chief Executive Officer, Director
Don MacAdam	62	Director
Jean-Luc Berger, Ph.D.	45	Director
Michael G. Rosenblum, Ph.D	56	Director
Uri Sagman, M.D. FRCPC	55	Director

The business experience of the persons listed above during the past five years are as follows:

MR. GEORGES BENARROCH, PRESIDENT & CHIEF EXECUTIVE OFFICER; DIRECTOR.

Director of the Company since May 5, 2000. Mr Benarroch was elected as President and Chief Executive Officer effective February 27, 2006. Mr. Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp. and Credifinance Securities Limited. Mr. Benarroch is the President & CEO of Gilla Inc., a public company.

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

DR. URI SAGMAN, M.D., DIRECTOR

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

ITEM 11.

EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE

The following table sets forth all annual and long term compensation for services in all capacities rendered to Kyto by its executive officers and directors for each of the last four most recently completed fiscal years.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Securities Under Options SARS Granted #	Restricted Shares or Restricted Share Units $	LTIP Payouts $	All Other Compensation $
Jean-Luc Berger,	2009	None				None
Director	2008	None				None
	2007	None				None
	2006	$55,000(1)				None

Georges Benarroch,	2009	None				None
Director	2008	None				None

President and Chief	2007	None				None
Executive Officer	2006	None				None

Donald MacAdam,	2009	None				None
Director	2008	None				None
	2007	None				None
	2006	None				None

Michael G. Rosenblum,	2009	None		36,000		None
Director	2008	None		36,000(3)		None

Uri Sagman,	2009	None				None
Director	2008	None				250,000(2)

———————

(1)

This was paid by B Twelve Limited, a subsidiary of Kyto Biopharma, Inc.

(2)

On February 26, 2008 Kyto Biopharma Inc issued to Dr. Uri Sagman 500,000 common shares ($0.5 per share) for consulting service.

(3)

This was paid to Dr. Michael G. Rosenblum for consulting service.

(B) OPTION/SAR GRANTS TABLE

The following table (presented in accordance with the Regulation) sets forth stock options granted under the Share Incentive Plan during fiscal year 2002 to the name key employees. There were no grants to key employees in fiscal years 2009, 2008, 2007, and 2006.

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted P[topms/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($Sh)	Expiration Date
Jean-Luc Berger,	262,500	31	$0.0001	Exercised in November 2001

Uri Sagman	587,500	69	$0.0001	Exercised in February 2002

(C) AGGREGATED OPTION/SAR EXERCISE IN LATEST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUE TABLE

The following table (presented in accordance with the Regulation) sets forth details of all exercises of stock options/SARs during the fiscal year end March 31, 2002 (none in fiscal years 2009, 2008, 2007 and 2006) by the named executive officer and employees and the fiscal year-end value of unexercised options/SARs on an aggregated basis:

Name	Shares Acquired on Exercise (#)	Value Realized $	Number of Securities Underlying Options/SARs Granted at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Jean-Luc Berger,	262,500	262,474	––	–– ––

Uri Sagman	587,500	587,441	––	–– ––

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

No director shares were granted in fiscal years 2009

Dr.Uri Sagman, a new director of company received 500,000 restricted common shares for consulting service during fiscal year 2008

Dr. Michael G.Rosenblum received $36,000 for consulting service during fiscal year 2009 and 2008 respectively.

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2009 of Kyto other than for routine indebtedness.

(F) EMPLOYMENT CONTRACTS

None

(G) REPORT ON REPRICING OF OPTIONS/SARS

None

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to the Company, as the issuer, to be beneficial owner of more than five percent (5%) of any class of the said issuer's voting securities.

Title of Class	Name and Address of Beneficial Owner	Common Shares	Percentage of Class
Common	Credifinance Capital Corp. (1)	9,116,552	71.5%
	Delaware, United States
Common	Medarex Inc.	1,300,000	10.2%
	New Jersey, United States
Common	Dr. Uri Sagman	1,402,025	11.0%
	Toronto, Ontario, Canada

———————

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

Title of Class	Name and Address of Beneficial Owner	Preferred Shares	Percentage of Class
Convertible Preferred	Credifinance Capital Corp. (1)	473,624	100%

(C) SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Common Shares	Percentage of Class
Common	Georges Benarroch (1)	44,079	0.3%
Common	Dr. Jean-Luc Berger	527,025	4.1%
Common	Don MacAdam (2)	30,025	0.2%
Common	Uri Sagman	1,402,025	11.0%

———————

(1)

Georges Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp which owns 9,116,552 common shares representing 71.5% of issued shares and 473,624 convertible preferred shares represented 100% of issued shares.

(2)

Don MacAdam owns 27,025 common shares directly and 3,000 common shares through A360 Inc., a private holding company.

(D) CHANGES IN CONTROL

There is no such arrangement which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in note 5 of the consolidated Financial Statements.

(B) TRANSACTIONS WITH PROMOTORS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is the President & CEO of Credifinance Capital Corp which owns 9,116,552 common shares representing 71.5% of issued shares and 473,624 convertible preferred shares represented 100% of issued shares

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Jewett, Schwartz, Wolfe, and Associates. ("Jewett") as our independent auditors for the fiscal years ending March 31, 2009.

(1) Audit Fees

Jewett our Independent Registered Public Accounting firm billed an aggregate of $28,000 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended March 31, 2009 included in our annual report on Form 10-K and review of our interim financial statements included in our quarterly reports on Form 10-Q.

(2) Tax Fees

No professional services were rendered by Jewett, Schwartz, Wolfe and Associates for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2009.

(3) All Other Fees

Not applicable.

PART IV

ITEM 15.

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

KYTO BIOPHARMA, INC.

By:	/s/ GEORGES BENARROCH
Georges Benarroch President & C.E.O.

Date:  June 29, 2009

Kyto Biopharma, Inc. and Subsidiary

 (A Development Stage Company)

Financial Statements

March 31, 2009

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of

Kyto Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Kyto Biopharma, Inc. (A Development Stage Company) as of March 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended March 31, 2009 and 2008 and for the period from March 5, 1999 (inception) through March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kyto Biopharma, Inc. (A Development Stage Company) as of March 31, 2009 and the results of its operations and its cash flows for the years then ended March 31, 2009 and 2008, and from March 5, 1999 (inception) through March 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

June 25, 2009

Kyto Biopharma, Inc. and Subsidiary

(A Development Stage Company)

Audited Consolidated Balance Sheets

	March 31, 2009	March 31, 2008

ASSETS
Current Assets:
Cash	$12,754	$7,328
Prepaid expenses	47,562	45,686
Total Current Assets	60,316	53,014

Total Assets	$60,316	$53,014

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$8,317	$17,552
Accrued liabilities - related party	43,333	10,000
Accrued interest payable - related party	52,784	45,199
Accrued interest payable - preferred convertible stock	24,128	––
Loan payable-related party	353,824	––
Note payable-related party	100,000	100,000
Total Current Liabilities	582,386	172,751

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,743,610 issued and outstanding	1,275	1,275
Additional paid-in capital	15,654,944	15,654,944
Deficit accumulated during development stage	(16,474,669)	(15,831,573)
Accumulated other comprehensive loss	(177,244)	(418,007)

Total Stockholders' Deficit	(522,070)	(119,737)

Total Liabilities and Stockholders' Deficit	$60,316	$53,014

See accompanying notes to consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary

(A Development Stage Company)

Audited Consolidated Statements of Operations

	For the Years Ended March 31,		For the period from March 5, 1999(inception) to March 31
	2009	2008	2009
Operating Expenses
Compensation	$––	$––	$1,750,636
Depreciation and amortization	––	––	814,183
Consulting	57,482	45,430	9,803,811
Bad debt	––	––	12,819
Director fees	––	250,000	314,100
Financing fees	––	––	28,781
Professional fees	42,544	27,408	196,910
General and administrative	54,853	46,559	560,726
Research and development	216,926	115,045	1,518,604
Loss on debt conversion	––	––	519,795
Impairment loss	––	––	1,191,846
Total Operating Expenses	371,805	484,442	16,712,211

Other Income (Expenses)
Interest income	––	––	4,922
Interest expense	(31,713)	(25,110)	(94,609)
Gain on debt forgiveness	––	9,837	78,665
Loss on disposal of equipment	––	––	(567)
Foreign currency transaction gain (loss)	(239,578)	145,877	249,131
Total Other Income (Expense), net	(271,291)	130,604	237,542

Net Income (Loss)	$(643,096)	$(353,838)	$(16,474,669)

Comprehensive Income (Loss)
Foreign currency translation gain (loss)	240,763	(146,222)	(177,244)

Total Comprehensive Loss	$(402,333)	$(500,060)	$(16,651,913)
Weighted average number of shares outstanding during the year - basic and diluted	12,743,610	12,169,263	7,352,183

Net loss per share - basic and diluted	$(0.05)	$(0.03)	$(2.24)

See accompanying notes to consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary

(A Development Stage Company)

Audited Consolidated Statement of Changes in Stockholders’ Deficiency

Years Ended March 31, 2009 and 2008, and for the period from

March 5, 1999 (Inception) to March 31, 2009

	Preferred Stock $1.00 par value		Common Stock $0.0001 par value		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income (Loss)	Deferred Consulting	Subscription Receivable	Deferred Loan Fee	Deferred Expenses	Total
	Shares	Amount	Shares	Amount
Common stock issued for services to officer	––	$––	300,000	$30	$299,970	$––	$––	$––	$––	$––	$––	$30,000
Common stock issued for services to consultant	––	––	255,000	25	254,975	––	––	––	––	––	––	255,000
Warrants issued to consultant	––	––	––	––	345,000	––	––	––	––	––	––	345,000
Net loss, 1999	––	––	––	––	––	(900,000)	––	––	––	––	––	(900,000)
Balance, March 31, 1999	––	––	555,000	55	899,945	(900,000)	––	––	––	––	––	––
Preferred stock issued for cash	250,000	250,000	––	––	––	––	––	––	––	––	––	250,000
Offering cost	––	––	––	––	(17,005)	––	––	––	––	––	––	(17,005)
Common stock issued for intangible assets	––	––	2,000,000	200	1,999,800	––	––	––	––	––	––	2,000,000
Common stock issued for cash upon exercise of warrants	––	––	100,000	10	99,990	––	––	––	––	––	––	100,000
Foreign currency translation loss	––	––	––	––	––	––	(5,745)	––	––	––	––	(5,745)
Net loss, 2000	––	––	––	––	––	(650,366)	––	––	––	––	––	(650,366)
Balance, March 31, 2000	250,000	250,000	2,655,000	265	2,982,730	(1,550,366)	(5,745)	––	––	––	––	1,676,884
Common stock issued as director fees	––	––	58,100	6	58,094	––	––	––	––	––	––	58,100
Common stock issued for cash upon exercise of warrants	––	––	150,000	15	149,985	––	––	––	––	––	––	150,000
Common stock issued for cash upon exercise of warrants	––	––	345,000	35	––	––	––	––	––	––	––	35
Common stock issued to officer as compensation	––	––	100,000	10	99,990	––	––	––	––	––	––	100,000
Common stock issued for cash	––	––	100,000	10	99,990	––	––	––			––	100,000
Common stock issued to consultant for services not yet rendered	––	––	400,000	40	1,199,960	––	––	(1,200,000)	––	––	––	––
Foreign currency translation gain	––	––	––	––	––	––	60,054	––	––	––	––	60,054
Net loss, 2001	––	––	––	––	––	(966,789)	––	––	––	––	––	(966,789)
Balance, March 31, 2001	250,000	250,000	3,808,100	381	4,590,749	(2,517,155)	54,309	(1,200,000)	––	––	––	1,178,284
Preferred stock converted to common stock	(250,000)	(250,000)	250,000	25	249,975	––	––	––	––	––	––	––
Common stock warrants issued for consulting services	––	––	––	––	254,346	––	––	––	––	––	––	254,346
Common stock issued for cash upon exercise of warrants	––	––	125,000	13	124,987	––	––	––	––	––	––	125,000
Common stock warrants issued for services	––	––	––	––	849,915	––	––	––	––	––	––	849,915
Common stock issued for cash upon exercise of warrants	––	––	850,000	85	––	––	––	––	––	––	––	85
Common stock issued to directors as compensation	––	––	6,000	––	6,000	––	––	––	––	––	––	6,000
Common stock issued to employees as compensation	––	––	3,000	––	3,000	––	––	––	––	––	––	3,000
Common stock issued as loan fee	––	––	25,000	3	24,997	––	––	––	––	(25,000)	––	––
Foreign currency translation gain	––	––	––	––	––	––	13,397	––	––	––	––	13,397
Net loss, 2002	––	––	––	––	––	(2,959,415)	––	––	––	––	––	(2,959,415)
Balance, March 31, 2002	––	––	5,067,100	507	6,103,969	(5,476,570)	67,706	(1,200,000)	––	(25,000)	––	(529,388)
Stock issued for cash and services	––	––	225,000	22	224,978	––	––	––	––	––	––	225,000
Stock issued in settlement of accounts payable, net of redeemable shares	––	––	100,000	10	99,990	––	––	––	––	––	––	100,000
Stock issued to settle loans payable, related party	––	––	102,658	10	102,648	––	––	––	––	25,000	––	127,658
Common stock issued for services to consultant not yet rendered	––	––	800,000	80	799,920	––	––	(800,000)	––	––	––	––
Stock issued for past and future rent and administrative services	––	––	65,000	7	64,993	––	––	––	––	––	(30,000)	35,000
Common stock warrants issued as financing fee	––	––	––	––	3,783	––	––	––	––	––	––	3,783
Foreign currency translation loss	––	––	––	––	––	––	(80,354)	––	––	––	––	(80,354)
Net loss, 2003	––	––	––	––	––	(319,141)	––	––	––	––	––	(319,141)
Balance, March 31, 2003	––	––	6,359,758	636	7,400,281	(5,795,711)	(12,648)	(2,000,000)	––	––	(30,000)	(437,442)

See the accompanying notes to the consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary

(A Development Stage Company)

Audited Consolidated Statement of Changes in Stockholders’ Deficiency (Continued)

Years Ended March 31, 2009 and 2008, and for the period from

March 5, 1999 (Inception) to March 31, 2009

	Preferred Stock $1.00 par value		Common Stock $0.0001 par value		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income (Loss)	Deferred Consulting	Subscription Receivable	Deferred Loan Fee	Deferred Expenses	Total
	Shares	Amount	Shares	Amount
Foreign currency translation loss	––	––	––	––	––	––	(117,341)	––	––	––	––	(117,341)
Amortization of deferred expenses	––	––	––	––	––	––	––	––	––	––	30,000	30,000
Net Loss, 2004	––	––	––	––	––	(34,846)	––	––	––	––	––	(34,846)
Balance, March 31, 2004	––	$––	6,359,758	$636	$7,400,281	$(5,830,557)	$(129,989)	$(2,000,000)	$––	$––	$––	$(559,629)
Stock issued for cash and services	––	––	500,000	50	249,950	––	––	––	––	––	––	250,000
Common stock issued for services to consultant not yet rendered	––	––	4,500,000	450	6,749,550	––	––	(5,343,750)	––	––	––	1,406,250
Stock issued to settle loans payable, related party	––	––	320,000	32	479,968	––	––	––	––	––	––	480,000
Stock issued for past and future rent and administrative services	––	––	133,333	13	199,986	––	––	––	(13)	––	––	199,986
Foreign currency translation loss	––	––	––	––	––	––	(87,495)	––	––	––	––	(87,495)
Net Loss, 2005	––	––	––	––	––	(1,963,666)	––	––	––	––	––	(1,963,666)
Balance, March 31, 2005	––	$––	11,813,091	$1,181	$15,079,735	$(7,794,223)	$(217,484)	$(7,343,750)	$(13)	$––	$––	$(274,554)
Stock issued for cash and services	––	––	173,058	18	173,040	––	––	––	––	––	––	173,058
Recognition of services rendered by consultant	––	––	––	––	––	––	––	3,374,950	––	––	––	3,374,950
Stock issued to settle loans payable, related party	––	––	14,054	1	10,540	––	––	––	––	––	––	10,541
Stock issued for past and future rent and administrative services	––	––	80,000	8	59,992	––	––	––	––	––	––	60,000
Foreign currency translation loss	––	––	––	––	––	––	(40,435)	––	––	––	––	(40,435)
Net Loss, 2006	––	––	––	––	––	(3,534,787)	––	––	––	––	––	(3,534,787)
Balance, March 31, 2006	––	$––	12,080,203	$1,208	15,323,307	$(11,329,010)	$(257,919)	$(3,968,800)	$(13)	$––	$––	$(231,227)
Stock issued for cash and services	––	––	––	––	––	––	––	––	––	––	––	––
Recognition of services rendered by consultants	––	––	––	––	––	––	––	3,968,800	––	––	––	3,968,800
Stock issued for past and future rent and administrative services	––	––	––	––	––	––	––	––	13	––	––	13
Foreign currency translation loss	––	––	––	––	––	––	(13,866)	––	––	––	––	(13,866)
Net Loss, 2007	––	––	––	––	––	(4,148,725)	––	––	––	––	––	(4,148,725)
Balance, March 31, 2007	––	$––	12,080,203	$1,208	15,323,307	$(15,477,735)	$(271,785)	$––	$––	$––	$––	$(425,005)
Preferred convertible stock issued to settle loan payable, related party	459,734	459,734	––	––	––	––	––	––	––	––	––	459,734
Preferred convertible stock issued to settle 5% interest on convertible preferred stock	13,890	13,890	––	––	––	––	––	––	––	––	––	13,890
Common stock issued to settle loan payable, related party	––	––	3,408	1	1,703	––	––	––	––	––	––	1,704
Stock issued for rent and administrative services	––	––	159,999	16	79,984	––	––	––	––	––	––	80,000
Common stock issued for director fees	––	––	500,000	50	249,950	––	––	––	––	––	––	250,000
Foreign currency translation loss	––	––	––	––	––	––	(146,222)	––	––	––	––	(146,222)
Net Loss, 2008	––	––	––	––	––	(353,838)	––	––	––	––	––	(353,838)
Balance, March 31, 2008	473,624	$473,624	12,743,610	$1,275	$15,654,944	$(15,831,573)	$(418,007)	$––	$––	$––	$––	$(119,737)
Foreign currency translation gain	––	––	––	––	––	––	240,763	––	––	––	––	240,763
Net Loss, 2009	––	––	––	––	––	(643,096)	––	––	––	––	––	(643,096)
Balance, March 31, 2009	473,624	$473,624	12,743,610	$1,275	$15,654,944	$(16,474,669)	$(177,244)	$––	$––	$––	$––	$(522,070)

See the accompanying notes to the consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary

(A Development Stage Company)

Audited Consolidated Statements of Cash Flows

	For the Years Ended March 31,		March 5, 1999 (inception) to March 31
	2009	2008	2009
Cash Flows from Operating Activities:
Net income (loss)	$(643,096)	$(353,838)	(16,474,669)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	––	––	814,183
Recognition of services rendered by consultant	––	––	10,227,893
Stock based consulting expense	––	––	854,345
Stock based director fees	––	250,000	314,100
Stock based rent and administrative fees	––	80,000	167,028
Preferred convertible stock issued for interest due on outstanding preferred convertible stock	––	13,890	13,890
Common stock warrants issued as financing fee	––	––	3,783
Loss on disposal of equipment	––	––	567
Impairment loss	––	––	1,191,846
Gain on debt forgiveness	––	(9,837)	(9,837)
Gain on settlement of accounts payable	––	––	(59,654)
Loss on settlement of accounts payable	––	––	519,795
Amortization of stock based financing fee	––	––	25,010
Changes in operating assets and liabilities:			––
Prepaids and other assets	(1,876)	(30,730)	(47,562)
Accounts payable and accrued expenses	24,098	(27,791)	537,522
Related party accounts payable, accrued interest, and accrued liabilities	31,713	––	52,592
Net Cash Used in Operating Activities	(589,161)	(78,306)	(1,869,168)
Cash Flows from Investing Activities:	––	––	(4,463)
Purchase of property and equipment	––	––	(4,463)
Net Cash Used in Investing Activities
Cash Flows from Financing Activities:
Proceeds from common stock issuance, net of offering cost	––	––	958,222
Loan proceeds from related parties, net	353,824	228,008	1,132,199
Repayment of loan to related parties	––	––	(26,792)
Net Cash Provided by Financing Activities	353,824	228,008	2,063,629
Effect of Exchange Rate on Cash	240,763	(146,222)	(177,244)
Net Increase (decrease) in Cash and Cash Equivalents	5,426	3,480	12,754
Cash and Cash Equivalents at Beginning of Period	7,328	3,848	––
Cash and Cash Equivalents at End of Period	$12,754	$7,328	$12,754

See accompanying notes to consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary

(A Development Stage Company)

Audited Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$––	$––	$––
Taxes	$––	$––	$––
Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt to equity	$––	$461,438	$1,102,154
Stock issued for deferred consulting services	$––	$––	$6,750,000
Conversion of liabilities to note payable	$––	$––	$102,023
Stock issued for debt restructuring anti-dilusion provision	$––	$––	$800,000
Conversion of preferred shares to common shares	$––	$––	$250,000
Stock issued for future services	$––	$––	$1,200,000
Issued common shares for intangible assets	$––	$––	$2,000,000

See accompanying notes to consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

(C) GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has no revenues, a net loss of $643,096, a working capital deficiency of $522,070, a stockholders' deficiency of $522,070 and a deficit accumulated during the development stage of $16,474,669 at March 31, 2009. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2009, the Company received $353,824 in related party debt financing.

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

Significant estimates during 2009 and 2008 and for the period for March 5, 1999 (inception) to March 31, 2009 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

 (E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(G) CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2009, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2009.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model.

(K) RESEARCH AND DEVELOPMENT COSTS

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $216,926 and $115,045, and $1,518,604 for the years ended March 31, 2009, 2008, and for the period from March 5, 1999 (inception) to March 31, 2009, respectively.

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

 (N) NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is antidilutive for the periods presented. At March 31, 2009, there were convertible preferred shares which could have been potentially been converted into 471,816 shares of common stock, but would be antidilutive.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amounts of the Company's short-term financial instruments, including other receivables, accounts payable, and loans payable-related parties, approximate fair value due to the relatively short period to maturity for these instruments.

(P) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

 (Q) RECLASSIFICATIONS

Certain amounts in the March 31, 2008 consolidated financial statements have been reclassified to conform to the March 31, 2009 presentation.

NOTE 2 PREPAID EXPENSES

Prepaid expenses are related to prepaid research and development. Prepaid research and development costs are amortized as services are performed. For the year ended March 31, 2009 and 2008 the total prepaid expenses were $47,562 and $45,686 respectively.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009

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

NOTE 4 COMMITMENTS AND CONTINGENCIES

(A) LEASES

The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder. Rent expense in 2009, 2008, and for the period from March 5, 1999 (inception) to March 31, 2009 were $20,000, $20,000, and $168,377, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations.

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

(D) LITIGATION

A claim against the Company has been commenced by SHI Consulting in the amount of $32,416 plus GST for damages resulting from a breach of contract and prejudgment and post judgment interest and costs. The Company counterclaimed for $300,000 for breach of contract plus interest and costs. The action is in preliminary stages. The claim has been dismissed as of March 31, 2009

NOTE 5 LOANS AND NOTES PAYABLE AND ACCRUED LIABILITIES, RELATED PARTIES

(A) LOANS PAYABLE, RELATED PARTIES

In November 2002, the Company received working capital funds from a principal stockholder totaling $50,000 as part of a $100,000 agreement to provide debt financing.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009

NOTE 5 LOANS AND NOTES PAYABLE AND ACCRUED LIABILITIES, RELATED PARTIES (CONTINUED)

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

At March 31, 2005, the Company owed $4,616 to a director of the Company. The loan was non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. The amount was paid in February 2006, through issuance of stock.

At March 31, 2007, the Company owed $233,430 to a related party of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. During the year ended March 31, 2008, the company was advanced an additional $228,008. The loan was paid through issuance of 459,734 shares of preferred convertible stock valued at $1 per share and 3,408 shares of common stock valued at $0.50 per share for a total of $461,438. The balance of the related party loan payable as of March 31, 2008 was $0.

At March 31, 2009, the Company owed $353,824 to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance.

 (B) ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2009, 2008, and for the period from March 5, 1999 (inception) to March 31, 2009 was $37,500, $40,000, and $374,254, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. During the year ended March 31, 2008, the Company issued 159,999 shares of common stock valued at $0.50 per share for a total of $80,000 to satisfy accrued rent and administrative expense. As of March 31, 2009 and 2008, the remaining balance in the accrued liabilities-related party account for the above services was $43,333 and $10,000, respectively.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009

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

In May 2007, Kyto entered into an agreement with Credifinance Capital Corp. to issue up to 500,000 convertible preferred shares at $1.00 per share in satisfaction of amounts due to Credifinance Capital Corp. During the year ended March 31, 2008 the Company issued 459,734 shares of convertible preferred stock to a Credifinance Capital Corp. to satisfy the related party loan payable. As there is no readily available fair value for the Company's convertible preferred stock, the issuance has been recorded at par value of $1 per share for a total of $459,734. The preferred convertible stock issued to satisfy the related party loan may be converted into common shares at the rate of $0.45 per share for up to two years and bear interest at the rate of 5% per annum. Preferred convertible stock has the same voting rights as common stock.

The Company issued 13,890 shares of preferred stock valued at $1 per share for a total of $13,890 to Credifinance Capital Corp. for the accrued interest due on outstanding convertible preferred stock during the year ended March 31, 2008. These shares may be converted into common shares at the rate of $0.45 per share for up to two years and bear interest at the rate of 5% per annum.

As of March 31, 2009, 473,624 convertible preferred shares were outstanding.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009

NOTE 6 STOCKHOLDERS' DEFICIENCY (CONTINUED)

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

For consolidated financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock granted was estimated on the grant date using the Black-Scholes Option-Pricing Model in accordance with SFAS 123. The following weighted-average assumptions were used for the year ended March 31:

	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Expected Dividend Yield	$––	––	––	––	––	––	––	––	––	––	––
Risk Free Interest Rate	––	––	––	––	––	––	4.15%	3.57%	––	––	4.53%
Expected Volatility	––	––	––	––	––	––	0.00%	0.00%	––	––	0.00%
Expected Term	––	––	––	––	––	––	4 Years	1 Year	––	––	2 Years

A summary of the options outstanding, which were granted for cash or services are presented below:

	WARRANTS	EXERCISE PRICE
Stock Options
Balance at March 31, 2002	500,000	$1.00
Granted	25,000	1.00
Exercised	––	––
Forfeited	––	––
Terminated	––	––

Balance at March 31, 2003	525,000	$1.00
Granted	––	––
Exercised	––	––
Forfeited	(250,000)	1.00
Terminated	––	––

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009

NOTE 6 STOCKHOLDERS' DEFICIENCY (CONTINUED)

	WARRANTS	EXERCISE PRICE

Balance at March 31, 2004	275,000	$1.00
Granted	––	––
Exercised	––	––
Forfeited	––	––
Terminated	––	––

Balance at March 31, 2005	275,000	$1.00
Granted	––	––
Exercised	––	––
Forfeited	––	––
Terminated	––	––

Balance at March 31, 2006	––	––
Granted	275,000	$1.00
Exercised	––	––
Forfeited	(250,000)	$1.00
Terminated	––	––

Balance at March 31, 2007	25,000	$1.00
Granted	––	––
Exercised	––	––
Forfeited	(25,000)	$1.00
Terminated	––	––

Balance at March 31, 2008	––	$1.00
Granted	––	––
Exercised	––	––
Forfeited	––	––
Terminated	––	––

Balance at March 31, 2009	––	$1.00

Weighted average fair value of options granted for services during 2009		$ ––

 (D) PAR VALUE

In August 2001, the par value of common stock was changed to $0.0001 from $1.00. The change is reflected retroactively for all periods presented in the accompanying consolidated financial statements.

(E) EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements for the year ended March 31, 2009:

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009

NOTE 6 STOCKHOLDERS' DEFICIENCY (CONTINUED)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income from continuing operations	$(643,096)
Less preferred stock dividends	––

Income available to common stockholders - Basic and diluted earnings per share	$(643,096)	12,743,610	$(0.05)

Effect of dilutive securities

The following convertible securities were not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive:

SHARES OF POTENTIAL
COMMON STOCK

Preferred convertible shares 471,816

NOTE 7 INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense or utilization of net operating loss carryforwards for the years ended March 31, 2009 and 2008, due to the Company's net losses.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2009 and 2008, (computed by applying the United States Federal Corporate tax rate of 34% to consolidated loss before taxes), as follows:

	2009	208
Computed "expected" tax benefit	$(218,653)	$(120,305)
Foreign income tax rate differences	20,579	11,079
Change in deferred tax asset valuation allowance	198,074	109,226
	$––	$––

The above benefit was calculated using a combined federal and state tax estimated rate as noted below

Statutory federal income tax rate	34.00%
State income taxes	––%
Foreign income tax rate difference	(3.2)%
Valuation allowance	(30.8)%
Effective tax rate	(0.0)%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2009 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$4,922,350
Canadian net operating loss carryforward	410,500
Total gross deferred tax assets	5,332,850
Less valuation allowance	(5,332,850)
Net deferred tax assets	$––

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2009

NOTE 7 INCOME TAXES (CONTINUED)

The net change in valuation allowance during the year ended March 31, 2009 was an increase of approximately $227,093. The Company's subsidiary has net operating losses of approximately $743,100 at March 31, 2009 available to offset the subsidiaries' net income through 2012 under Canadian Federal and Provincial tax laws and the parent United States entity has a net operating loss carryforward of approximately $14,477,500 available to offset the parent's net income through 2026.

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