Form 10-Q
period 2009-06-30
KYTO BIOPHARMA INC
filed 2009-08-14
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

——————— .

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,743,610 Common Shares - $0.0001 Par Value - as of July 21, 2009

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

1

Unaudited Consolidated Balance Sheet June 30, 2009 and Audited Consolidated
Balance Sheet as of March 31, 2009

1

Unaudited Consolidated Statements of Operations for the Threes Months Ended
June 30, 2009 and 2008

2

Unaudited Consolidated Statement of Cash Flows for the Three Months Ended
June 30, 2009 and 2008.ws

3

Notes to Unaudited Consolidated Financial Statements

4

Item 2.        Management’s Discussion And Analysis Of Financial Conditions And Results Of Operations

7

Item 3.        Quantitative And Qualitative Disclosures About Market Risk
(Not required for smaller reporting company.)

7

Item 4.        Controls and Procedures

8

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

9

Item 1a.      Risk Factors (Not required for smaller reporting company.)

9

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds .

9

Item 3.        Defaults Upon Senior Securities

9

Item 4.        Submission of Matters to a Vote of Security Holders

9

Item 5.        Other Information

9

Item 6.        Exhibits

9

Signatures

11

Certifications

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONSOLIDATED BALANCE SHEET
June 30, 2009

	June 30,	March 31,
	2009	2009
	Unaudited	(Audited)
ASSETS
Current Assets:
Cash	$1,082	$12,754
Prepaid expenses	3,333	47,562
Total Current Assets	4,415	60,316

Total Assets	$4,415	$60,316

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$13,251	$8,317
Accrued liabilities - related party	49,833	43,333
Accrued interest payable - related party	54,407	52,784
Accrued interest payable - preferred convertible stock	30,350	24,128
Loan payable-related party	364,039	353,824
Note payable-related party	100,000	100,000
Total Current Liabilities	611,880	582,386

Commitments and Contingencies

Stockholders' Deficit:
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,743,610 issued and outstanding	1,275	1,275
Additional paid-in capital	15,654,944	15,654,944
Deficit accumulated during development stage	(16,460,811)	(16,474,669)
Accumulated other comprehensive loss	(276,497)	(177,244)

Total Stockholders' Deficit	(607,465)	(522,070)

Total Liabilities and Stockholders' Deficit	$4,415	$60,316

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY

 (A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			March 5, 1999
	For The Quarters Ended		(inception) to
	June 30,		June 30
	2009	2008	2009
Operating Expenses
Compensation	$––	$––	$1,750,636
Depreciation and amortization	––	––	814,183
Consulting	14,000	11,000	9,817,811
Bad debt	––	––	12,819
Director fees	––	––	314,100
Financing fees	––	––	28,781
Professional fees	12,095	9,015	209,005
General and administrative	9,494	12,215	570,220
Research and development	42,039	36,369	1,560,643
Loss on debt conversion	––	––	519,795
Impairment loss	––	––	1,191,846
Total Operating Expenses	77,628	68,599	16,789,839

Other Income (Expenses)
Interest income	––	––	4,922
Interest expense	(7,845)	(8,098)	(102,454)
Gain on debt forgiveness	––	––	78,665
Loss on disposal of equipment	––	––	(567)
Foreign currency translation gain	99,331	8,095	348,462
Total Other Income (Expense), net	91,486	(3)	329,028

Net Income (Loss)	$13,858	$(68,602)	$(16,460,811)

Comprehensive Loss
Foreign currency translation loss	(99,253)	(8,142)	(276,497)

Total Comprehensive Loss	$(85,395)	$(76,744)	$(16,737,308)

Weighted average number of shares outstanding during the year - basic and diluted	12,743,610	12,169,263	7,352,183

Net loss per share - basic and diluted	$0.00	$(0.01)	$(2.27)

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY

 (A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

			March 5, 1999
	For the Quarters Ended June 30		(Inception) to
	2009	2008	June 30, 2009
Cash Flows from Operating Activities:
Net income (loss)	$13,858	$(68,602)	$(16,460,811)
Adjustment to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation and amortization	––	––	814,183
Recognition of services rendered by consultant	––	––	10,227,893
Stock based consulting expense	––	––	854,345
Stock based director fees	––	––	314,100
Stock based rent and administrative fees	––	––	167,028
Preferred convertible stock issued for interest due on outstanding preferred convertible stock	––	––	13,890
Common stock warrants issued as financing fee	––	––	3,783
Loss on disposal of equipment	––	––	567
Impairment loss	––	––	1,191,846
Gain on debt forgiveness	––	––	(9,837)
Gain on settlement of accounts payable	––	––	(59,654)
Loss on settlement of accounts payable	––	––	519,795
Amortization of stock based financing fee	––	––	25,010
Changes in operating assets and liabilities:
Prepaids and other assets	44,229	42,353	(3,333)
Accounts payable and accrued expenses	11,434	(13,694)	548,956
Related party accounts payable, accrued interest, and accrued liabilities	7,845	18,098	60,437
Net Cash Used in Operating Activities	77,366	(21,845)	(1,791,802)
Cash Flows from Investing Activities:
Purchase of property and equipment	––	––	(4,463)
Net Cash Used in Investing Activities	––	––	(4,463)
Cash Flows from Financing Activities:
Proceeds from common stock issuance, net of offering cost	––	––	958,222
Loan proceeds from related parties, net	10,215	26,824	1,142,414
Repayment of loan to related parties	––	––	(26,792)
Net Cash Provided by Financing Activities	10,215	26,824	2,073,844
Effect of Exchange Rate on Cash	(99,253)	(8,142)	(276,497)
Net Increase (decrease) in Cash and Cash Equivalents	(11,672)	(3,163)	1,082
Cash and Cash Equivalents at Beginning of Period	12,754	7,328	––
Cash and Cash Equivalents at End of Period	$1,082	$4,165	$1,082
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$––	$––	$––
Taxes	$––	$––	$––
Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt to equity	$––	$––	$1,102,154
Stock issued for deferred consulting services	$––	$––	$6,750,000
Conversion of liabilities to note payable	$––	$––	$102,023
Stock issued for debt restructuring anti-dilusion provision	$––	$––	$800,000
Conversion of preferred shares to common shares	$––	$––	$250,000
Stock issued for future services	$––	$––	$1,200,000
Issued common shares for intangible assets	$––	$––	$2,000,000

See Accompanying Notes to Unaudited Consolidated Financial Statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTE 1 DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending March 31, 2009 included in the Company's Form 10-K.

Foreign Currency Risk

The company is exposed to foreign exchange rate fulcturations as the financial results of the company’s Canadian subsidiary is translated into U.S. dollars on consolidation. The functional currency of Kyto’s subsidiary is the Canadian dollar.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $607,465, a deficit accumulated during development stage of $16,460,811 and a stockholders' deficiency of $607,465 as of June 30, 2009. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB 165: Subsequent Event, “The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

2.

The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements

3.

The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

This Statement should not result in significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements.”

The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

In June 2009, FASB Issued FASB 166: Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140

“The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.

The Company is currently assessing the impact of FASB 166 on its consolidated financial position and results of operations.

In June 2009, FASB issued FASB 147: An Amendments to FASB Interpretation No. 46(R). “ The Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity”

The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

In June 2009, FASB Issue FASB 168: The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162

“The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS( Cont.)

This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.”

The Company is currently assessing the impact of FASB 166 on its consolidated financial position and results of operations.

NOTE 4 – LOANS PAYABLE – RELATED PARTY

During the three months ended June 30, 2009, the Company borrowed $10,215 from a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, and included in the loans payable, related party balance.

NOTE 5 - EQUITY

Convertible Preferred Shares

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 459,734 Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears interest at a rate of 5% per annum. Preferred convertible stock has the same voting rights as common stock. Interest expense accrued on the Convertible Preferred Stock through June 30, 2009 is $30,350.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

During the period ending June 30, 2009, the Company has continued to conduct a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

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

On May 24, 2007 the Company entered into an agreement with a related party (Credifinance Capital Corp) to issue 500,000 Convertible Preferred Shares at $1.00 per share. This agreement is on an installment basis. Preferred Shares may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Shares are cumulative and will bear interest at an interest rate of 5% per annum. As of

June 30, 2009 473,624 preferred shares were issued.

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

The Company’s plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on R&D activities related to the development and application of its antibody technologies. The Company has, as of the end of June 30, 2009, $607,467 in total liabilities. As of the date of filing of this Form 10-Q with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to continue to provide operating loan funds to the Company.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4.

CONTROLS AND PROCEDURES

(a)

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principle executive officrs, as appropriate, to allow timely decisions regarding disclosure.

The Company’s management has evaluated, with the participation of the principle executive offers the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)

The registrant’s principal executive officers have determined that there have been no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Index to Exhibits on page 10.

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

———————

*

Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission

**

Filed as Exhibit with this Form 10-Q.

***

Previously filed with Form S-8 on November 18, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Biopharma, Inc.
(Registrant)

By:	/s/ GEORGES BENARROCH
Georges Benarroch Acting President and Chief Executive Officer And Acting Chief Executive Officer

Date: August 14 2009

11