Form 10-Q
period 2009-09-30
KYTO BIOPHARMA INC
filed 2009-11-13
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

——————— .

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

12,743,610 Common Shares - $0.0001 Par Value - as of November 10, 2009

UNITED STATES

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

INDEX

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Unaudited Consolidated Balance Sheet as of September 30, 2009 and audited Consolidated
Balance Sheet as of March 31, 2009

1

Unaudited Consolidated Statements of Operations for the  Three and Six Months Ended
September 30, 2009 and 2008

2

Unaudited Consolidated Statements of Cash Flows for the Three and Six Months Ended
September 30, 2009 and 2008

3

Notes To Unaudited Consolidated Financial Statements

5

Item 2.        Management’s Discussion and Analysis of Financial Conditions and Results of Operations

9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

9

Item 4.        Controls and Procedures

10

PART II. OTHER INORMATION

Item 1.        Legal Proceedings

11

Item 1a.      Risk Factors.

11

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds .

11

Item 3.        Defaults Upon Senior Securities

11

Item 4.        Submission of Matters to a Vote of Security Holders

11

Item 5.        Other Information

11

Item 6.        Exhibits

11

Signatures

13

Certifications

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET

	September 30,	March 31,
	2009	2009
	Unaudited	(Audited)
ASSETS
Current Assets:
Cash	$1,653	$12,754
Prepaid expenses	47,572	47,562
Total Current Assets	49,225	60,316

Total Assets	$49,225	$60,316

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$14,813	$8,317
Accrued liabilities - related party	58,833	43,333
Accrued interest payable - related party	55,648	52,784
Accrued interest payable - preferred convertible stock	36,650	24,128
Loan payable-related party	482,057	353,824
Note payable-related party	100,000	100,000
Total Current Liabilities	748,001	582,386

Commitments and Contingencies

Stockholders' Deficit:
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares authorized, 12,743,610 issued and outstanding	1,275	1,275
Additional paid-in capital	15,654,944	15,654,944
Deficit accumulated during development stage	(16,651,451)	(16,474,669)
Accumulated other comprehensive loss	(177,168)	(177,244)

Total Stockholders' Deficit	(698,776)	(522,070)

Total Liabilities and Stockholders' Deficit	$49,225	$60,316

See Accompanying Notes to Unaudited Consolidated Financial Statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Quarters Ended September 30,		For The Six Months Ended September 30,		For the period from March 5, 1999 (inception) to September 30,
	2009	2008	2009	2008	2009
Operating Expenses
Compensation	$––	$––	$––	$––	$1,750,636
Depreciation and amortization	––	––	––	––	814,183
Consulting	13,999	17,348	27,999	28,348	9,831,810
Bad debt	––	––	––	––	12,819
Director fees	––	––	––	––	314,100
Financing fees	––	––	––	––	28,781
Professional fees	10,088	21,371	22,182	30,386	219,092
General and administrative	10,637	17,338	20,131	29,553	580,857
Research and development	49,045	83,615	91,084	119,984	1,609,688
Loss on debt conversion	––	––	––	––	519,795
Impairment loss	––	––	––	––	1,191,846
Total Operating Expenses	83,769	139,672	161,396	208,271	16,873,607

Other Income (Expenses)
Interest income	––	––	––	––	4,922
Interest expense	(7,541)	(8,219)	(15,386)	(16,317)	(109,995)
Gain on debt forgiveness	––	––	––	––	78,665
Loss on disposal of equipment	––	––	––	––	(567)
Foreign currency translation gain	––	(50,925)	––	(42,830)	249,131
Total Other Income (Expense), net	(7,541)	(59,144)	(15,386)	(59,147)	222,156

Net Income (Loss)	$(91,310)	$(198,816)	$(176,782)	$(267,418)	$(16,51,451))

Comprehensive Loss
Foreign currency translation loss	(9)	51,025	76	42,883	(177,168)

Total Comprehensive Loss	$(91,319)	$(147,791)	$(176,706)	$(224,535)	$(16,828,619)

Weighted average number of shares outstanding during the year - basic and diluted	12,743,610	12,743,610	12,743,610	12,743,610

Net Income (Loss) per share - basic and diluted	$0.00	$(0.02)	$0.00	$(0.02)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended September 30,		March 5, 1999 (Inception) to September 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net income (loss)	$(176,782)	$(267,418)	$(16,651,451)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	––	––	814,183
Recognition of services rendered by consultant	––	––	10,227,893
Stock based consulting expense	––	––	854,345
Stock based director fees	––	––	314,100
Stock based rent and administrative fees	––	––	167,028
Preferred convertible stock issued for interest due on outstanding preferred convertible stock	––	––	13,890
Common stock warrants issued as financing fee	––	––	3,783
Loss on disposal of equipment	––	––	567
Impairment loss	––	––	1,191,846
Gain on debt forgiveness	––	––	(9,837)
Gain on settlement of accounts payable	––	––	(59,654)
Loss on settlement of accounts payable	––	––	519,795
Amortization of stock based financing fee	––	––	25,010
Changes in operating assets and liabilities:
Prepaids and other assets	(10)	6,010	(47,572)
Accounts payable and accrued expenses	21,996	45,010	559,518
Related party accounts payable, accrued interest, and accrued liabilities	15,386	32,636	67,978
Net Cash Used in Operating Activities	58,927	(183,762)	(1,810,241)
Cash Flows from Investing Activities:
Purchase of property and equipment	––	––	(4,463)
Net Cash Used in Investing Activities	––	––	(4,463)

Cash Flows from Financing Activities:
Proceeds from common stock issuance, net of offering cost	––	––	958,222
Loan proceeds from related parties, net	128,233	135,825	1,260,432
Repayment of loan to related parties	––	––	(26,792)
Net Cash Provided by Financing Activities	128,233	135,825	2,191,862
Effect of Exchange Rate	(76)	42,883	(177,168)
Net Increase (decrease) in Cash and Cash Equivalents	(11,101)	(5,054)	1,653
Cash and Cash Equivalents at Beginning of Period	12,754	7,328	––
Cash and Cash Equivalents at End of Period	$1,653	$2,274	$1,653
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$––	$––	$––
Taxes	$––	$––	$––

See Accompanying Notes to Unaudited Consolidated Financial Statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued)

	For the Six Months Ended September 30,		March 5, 1999 (Inception) to September 30,
	2009	2008	2009
Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt to equity	$––	$––	$1,102,154
Stock issued for deferred consulting services	$––	$––	$6,750,000
Conversion of liabilities to note payable	$––	$––	$102,023
Stock issued for debt restructuring anti-dilusion provision	$––	$––	$800,000
Conversion of preferred shares to common shares	$––	$––	$250,000
Stock issued for future services	$––	$––	$1,200,000
Issued common shares for intangible assets	$––	$––	$2,000,000

See Accompanying Notes to Unaudited Consolidated Financial Statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

The Company is exposed to foreign exchange rate fluctuations as the financial results of the company’s Canadian subsidiary is translated into U.S. dollars on consolidation. The functional currency of Kyto’s subsidiary is the Canadian dollar.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $698,776, a deficit accumulated during development stage of $16,651,451 and a stockholders' deficit of $698,776 as of September 30, 2009. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is highly dependent upon debt and equity funding. The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Federal Drug and Administration clearance, that the Company will achieve a profitable level of operations.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

(Unaudited)

NOTE 3 – ACCOUNTING STANARDS UPDATES

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

(Unaudited)

NOTE 3 – ACCOUNTING STANARDS UPDATES (Continued)

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4 – LOANS PAYABLE – RELATED PARTY

During the six months ended September 30, 2009, the Company borrowed $128,233 from a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, and included in the loans payable, related party balance.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

(Unaudited)

NOTE 5 - EQUITY

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 459,734 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears interest at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. Interest expense accrued on the Convertible Preferred Stock through September 30, 2009 is $36,650.

NOTE 6 – SUBSEQUENT EVENTS

The company evaluated subsequent events through November 12, 2009, the date the consolidated financial statements were issued and concluded there are no other material subsequent events.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

During the period ending September 30, 2009, the Company has continued to conduct a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

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

On May 24, 2007 the Company entered into an agreement with a related party (Credifinance Capital Corp) to issue 500,000 Convertible Preferred Shares at $1.00 per share. This agreement is on an installment basis. Preferred Shares may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Shares are cumulative and will bear interest at an interest rate of 5% per annum. As of

September 30, 2009  473,624 preferred shares were issued.

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

The Company’s plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on R&D activities related to the development and application of its antibody technologies. The Company has, as of the end of September 30, 2009, $748,001 in total liabilities. As of the date of filing of this Form 10-Q with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to continue to provide operating loan funds to the Company.

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

Date:  November, 13, 2009

13