Form 10-Q
period 2009-12-31
KYTO BIOPHARMA INC
filed 2010-02-12
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
——————— ..

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2009

or

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

12,743,610 Common Shares - $0.0001 Par Value - as of February 2, 2010

UNITED STATES
KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2009	2009
	Unaudited	(Audited)
ASSETS
Current Assets:
Cash	$1,175	$12,754
Prepaid expenses	3,333	47,562
Total Current Assets	4,508	60,316

Total Assets	$4,508	$60,316

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$10,761	$8,317
Accrued liabilities - related party	61,833	43,333
Accrued interest payable - related party	57,671	52,784
Accrued interest payable - preferred convertible stock	43,028	24,128
Loan payable-related party	507,562	353,824
Note payable-related party	100,000	100,000
Total Current Liabilities	780,855	582,386

Commitments and Contingencies

Stockholders' Deficit:
Preferred convertible stock, $1.00 par value, 1,000,000 shares
authorized, 473,624 issued and outstanding, respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,743,610 issued and outstanding respectively	1,275	1,275
Additional paid-in capital	15,654,944	15,654,944
Deficit accumulated during development stage	(16,728,956)	(16,474,669)
Accumulated other comprehensive loss	(177,234)	(177,244)

Total Stockholders' Deficit	(776,347)	(522,070)

Total Liabilities and Stockholders' Deficit	$4,508	$60,316
See accompanying notes to consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the period from
					March 5, 1999
	For The Three Months Ended		For The Nine Months Ended		(inception) to
	December 31,		December 31,		December 31
	2009	2008	2009	2008	2009

Operating Expenses
Compensation	$-	$-	$-	$-	$1,750,636
Depreciation and amortization	-	-	-	-	814,183
Consulting	14,000	15,107	41,999	43,455	9,845,810
Bad debt	-	-	-	-	12,819
Director fees	-	-	-	-	314,100
Financing fees	-	-	-	-	28,781
Professional fees	5,844	9,188	28,026	39,574	224,936
General and administrative	9,525	11,693	29,656	41,246	590,382
Research and development	39,672	45,638	130,756	165,622	1,649,360
Loss on debt conversion	-	-	-	-	519,795
Impairment loss	-	-	-	-	1,191,846
Total Operating Expenses	69,041	81,626	230,437	289,897	16,942,648

Other Income (Expenses)
Interest income	-	-	-	-	4,922
Interest expense	(8,401)	(7,644)	(23,787)	(23,961)	(118,396)
Gain on debt forgiveness	-	-	-	-	78,665
Loss on disposal of equipment	-	-	-	-	(567)
Foreign currency translation gain	(129)	(159,710)	(63)	(202,540)	249,068
Total Other Income (Expense), net	(8,530)	(167,354)	(23,850)	(226,501)	213,692

Net Income (Loss)	$(77,571)	$(248,980)	$(254,287)	$(516,398)	$(16,728,956)

Comprehensive Loss
Foreign currency translation gain (loss)	139	160,537	10	203,487	(177,234)

Total Comprehensive Loss	$(77,432)	$(88,443)	$(254,277)	$(312,911)	$(16,906,190)

Weighted average number of shares outstanding
during the year - basic and diluted	12,743,610	12,743,610	12,743,610	12,743,610

Net Income (Loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

			March 5, 1999
	For the Nine Months Ended December 31,		(Inception) to
	2009	2008	December 31, 2009
Cash Flows from Operating Activities:
Net income (loss)	$(254,287)	$(516,398)	$(16,728,956)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	-	-	814,183
Recognition of services rendered by consultant	-	-	10,227,893
Stock based consulting expense	-	-	854,345
Stock based director fees	-	-	314,100
Stock based rent and administrative fees	-	-	167,028
Preferred convertible stock issued for interest due on outstanding preferred convertible stock	-	-	13,890
Common stock warrants issued as financing fee	-	-	3,783
Loss on disposal of equipment	-	-	567
Impairment loss	-	-	1,191,846
Gain on debt forgiveness	-	-	(9,837)
Gain on settlement of accounts payable	-	-	(59,654)
Loss on settlement of accounts payable	-	-	519,795
Amortization of stock based financing fee	-	-	25,010
Changes in operating assets and liabilities:
Other receivable	-	(42)	-
Prepaids and other assets	44,229	39,353	(3,333)
Accounts payable and accrued expenses	20,944	(12,226)	558,466
Related party accounts payable, accrued interest, and accrued liabilities	23,787	45,794	76,379
Net Cash Used in Operating Activities	(165,327)	(443,519)	(2,034,495)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(4,463)
Net Cash Used in Investing Activities	-	-	(4,463)

Cash Flows from Financing Activities:
Proceeds from common stock issuance, net of
offering cost	-	-	958,222
Loan proceeds from related parties, net	153,738	243,824	1,285,937
Repayment of loan to related parties	-	-	(26,792)
Net Cash Provided by Financing Activities	153,738	243,824	2,217,367

Effect of Exchange Rate	10	203,487	(177,234)

Net Increase (decrease) in Cash and Cash Equivalents	(11,579)	3,792	1,175

Cash and Cash Equivalents at Beginning of Period	12,754	7,328	-

Cash and Cash Equivalents at End of Period	$1,175	$11,120	$1,175

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt to equity	$-	$-	$1,102,154
Stock issued for deferred consulting services	$-	$-	$6,750,000
Conversion of liabilities to note payable	$-	$-	$102,023
Stock issued for debt restructuring anti-dilusion provision	$-	$-	$800,000
Conversion of preferred shares to common shares	$-	$-	$250,000
Stock issued for future services	$-	$-	$1,200,000
Issued common shares for intangible assets	$-	$-	$2,000,000

See accompanying notes to consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $776,347, a deficit accumulated during development stage of $16,728,956 and a stockholders' deficit of $776,347 as of December 31, 2009. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE 3 – ACCOUNTING STANDARDS UPDATES

In December 2009, the FASB has published ASU 2010-16 ““Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010..  Early adoption is permitted.    The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.

In December 2009, the FASB has published ASU 2010-16 Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU will become effective for us on April 1, 2010. Early adoption is permitted.  The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505)- Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505,. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810)- Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.    The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect future divestitures of subsidiaries or groups of assets within its scope.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis  The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE 3 – ACCOUNTING STANDARDS UPDATES (Continued)

In January 2010, the FASB has published ASU 2010-05 “Compensation – Stock Compensation (Topic 718)- Escrowed Share Arrangements and the Presumption of Compensation.
ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions.

Other ASUs not effective until after December 31 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4 – LOANS PAYABLE – RELATED PARTY

During the nine months ended December 31, 2009, the Company borrowed $153,738 from a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, and included in the loans payable, related party balance.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE 5 - EQUITY

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 459,734 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears interest at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. Interest expense accrued on the Convertible Preferred Stock through December 31, 2009 is $43,028.

NOTE 6 – SUBSEQUENT EVENTS

The company evaluated subsequent events through February 12, 2010, the date the consolidated financial statements were issued and concluded there are no other material subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

During the period ending December 31, 2009, the Company has continued to conduct a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

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

On May 24, 2007 the Company entered into an agreement with a related party (Credifinance Capital Corp) to issue 500,000 Convertible Preferred Shares at $1.00 per share. This agreement is on an installment basis. Preferred Shares may be converted into Common Shares at a price of $0.45 per Common Share for a period of two years. The Convertible Preferred Shares are cumulative and will bear interest at an interest rate of 5% per annum. As of December 31, 2009  473,624 preferred shares were issued.

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

The Company’s plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on R&D activities related to the development and application of its antibody technologies. The Company has, as of the end of  December 31, 2009, $780,855 in total liabilities. As of the date of filing of this Form 10-Q with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to continue to provide operating loan funds to the Company.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ..

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index to Exhibits on page 11.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)(a)	Articles of Incorporation of Kyto Biopharma, Inc.*

3(i)(b)	Articles of Amendment changing name to Kyto Biopharma, Inc.*

3(ii)	Bylaws of Kyto Biopharma, Inc.*

10.1	Research collaboration agreement between The Research Foundation of State University of New York and B. Twelve Ltd. (Kyto Biopharma, Inc.) [dated August 19, 1999]**

10.2	Collaborative Research Agreement to synthesize new vitamin B12 analogs signed between the Company and New York University [dated November 11, 1999]**

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

Date:  February 12, 2010