Form 10-K
period 2010-03-31
KYTO BIOPHARMA INC
filed 2010-06-30
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

KYTO BIOPHARMA INC.
(Exact name of registrant as specified in its charter)

FLORIDA	65-1086538
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

B1-114 BELMONT STREET, TORONTO ONTARIO CANADA	M5R 1P8
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (416) 960-8790

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.0001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑     No  ☐

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 30, 2009, was approximately $ 467,712.

The Registrant had 12,998,482 shares of common stock, .0001 par value per share, outstanding on June 18, 2010,

TABLE OF CONTENTS
FORM 10-K
FOR FISCAL YEAR ENDED MARCH 312010

		Page
PART I

ITEM 1	Business	3
ITEM 2.	Properties	9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Submission of Matters to a Vote of Security Holders	9
PART II

ITEM 5.	Market for Registrants Common Equity and Related Stockholders Matters	10
ITEM 6	Selected Financial Data	11
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12
ITEM 8 .	Financial Statements and Supplementary Data	17
ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	17
ITEM 9A.	Controls and Procedures	17
PART III

ITEM 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	19
ITEM 11.	Executive Compensation	21
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	24
ITEM 13.	Certain Relationships and Related Transactions	26
ITEM 14.	Principal Accountants Fee and Services	26

PART IV

ITEM 15.	Exhibits and Reports on Form 8K	27
Signatures
Exhibits
                        .

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

Monoclonal Antibodies Development	Transport protein Receptor	Oncology Oncology	Development
Growth Blockers	Receptor modulators	Oncology	Proof of concept

Kyto's growth blocker and monoclonal antibody technologies are applicable to a very broad range of therapeutic areas. Each specific technology has the potential to target a large number of therapeutic targets for creation of drug candidates. New drug candidates can be synthesis from:

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

Vitamin B12 Depletion Monoclonal Antibodies
Transport protein Receptor	Oncology Oncology	Development Development	Medarex Inc. The Research Foundation of State University of New York
Receptor Modulators
Growth blockers	Oncology	Proof of concept	The Research Foundation of State University of New York

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

PATENT NO.	TITLE	ISSUED
NZ252,559	Anti-receptor agents to the vitamin B12/transcobalamin II receptor	14/02/97
US5,688,504	Anti-receptor and growth blocking agents to the vitamin B12/transcobalamin II receptor and binding sites	18/11/97
US5,739,287	Biotinylated cobalamins	14/04/98
US5,840,712	Water soluble vitamin B12 receptor modulating agents and methods relating thereto	24/11/98
US5,840,880	Vitamin B12 receptor modulating agents	24/11/98
US5,869,465	Methods for receptor modulation and uses thereto	09/02/99
US6,083,926	Water soluble vitamin B12 receptor modulating agents and methods relating thereto	04/07/00
CA2,135,277	Anti-receptor and growth blocking agents to the vitamin B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12	24/04/01
NZ323,127	Vitamin B12 receptor modulating agents and methods related and methods related thereto	12/07/01
KR297,310	Anti-receptor and growth blocking agents to the vitamin B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12	21/05/01
CH0754189	Receptor modulating agents and methods relating thereto	09/10/2002
DE0754189	Receptor modulating agents and methods relating thereto	09/10/2002
FR0754189	Receptor modulating agents and methods relating thereto	09/10/2002
GB0754189	Receptor modulating agents and methods relating thereto	09/10/2002
US7416728	Growth Blocking Agents	26/08/2008
CA2199940	Anti-receptor and growth blocking agents to Vitamin B12/transcobalmin II Receptor and binding sites	13/09/2005

6) Regulatory Environment

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

(7) Research and Development Costs

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $146,347, $216,926, and $1,664,951for the years ended March 31, 2010, 2009, and for the period from March 5, 1999 (inception) to March 31, 2010, respectively.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to Credifinance Capital Corp., a related party, at the rate of approximately $3,300 monthly, which includes rent of approximately $1,700 and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ending March 31, 2010. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-K filed with the U.S. Securities Exchange Commission.

(A) MARKET INFORMATION

Our common stock has traded on the OTC Bulletin Board(R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2010 and 2009. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	Common Stock
	High	Low
Fiscal Year Ended March 31, 2010
First quarter	$1.70	$0.55
Second quarter	1.5	1.50
Third quarter	1.5	0.45
Fourth quarter	1.01	0.30

Fiscal Year Ended March 31, 2009
First quarter	$1.35	$1.35
Second quarter	3.00	1.35
Third quarter	3.00	1.70
Fourth quarter	1.70	1.70

There were 12,998,482 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2010.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2010, there were 16 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 150 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6.  SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended March 31,
	2010	2009
Revenues	-	-

Net Loss	$(325,362)	$(643,096)

Earning Loss Per Share	$(0.03)	$(0.05)

Total assets	$435,944	$60,316

Total liabilities	$1,122,796	$582,386

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited consolidated financial statements, in 2010 the company had, a net loss of $325,362,  a working capital deficiency of $852,421, a stockholders' deficiency of $686,852, and a deficit accumulated during development stage of $16,800,031 at March 31, 2010. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Research and development expense was $146,347, $216,926, and $1,664,951 for the years ended March 31, 2010, 2009, and for the period from March 5, 1999 (inception) to March 31, 2010, respectively.

During the period ending March 31, 2010, the Company continued to evaluate its Intellectual Property Portfolio. Under the recommendation from Patent Attorneys, management and consultants, Kyto has elected to cancel patent protection in non essential jurisdictions, to allow more focus to be placed on Kyto’s monoclonal antibody technologies.

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

During the period ending March 31, 2010, the Company conducted a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

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

The Company has, as of the end of its fiscal year (March 31, 2010), $1,112,796 in liabilities. The Company estimates that it will require up to $100,000 to meet operating costs, excluding research and development costs, and up to $300,000 for research and development costs for this fiscal year. In addition, with the help of its scientific partners, the Company is reviewing its technology and assessing the best way of pursuing its development.The report of our Independent Registered Public Accounting Firm on our March 31, 2010 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

On February 10, 2010 Kyto executed an “Executive Licensing Agreement” with The Research Foundation of State University of New York, “RFSUNY”, allowing Kyto to license certain technology surrounding the Human Transcobalamin Receptor.  The licensing agreement is active until the expiry of the patent rights.  The rights primarily relate to the patent: “Transcobalamin Receptor Polypeptides, Nucleic Acids, and Modulators Thereof, and Related Methods of Use in Modulating Cell Growth and Treating Cancer and Cobalamin Deficiency”.

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

• OWNERSHIP OF OUR SHARES IS CONCENTRATED, TO SOME EXTENT, IN THE HANDS OF A FEW INVESTORS, WHICH COULD LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE DIRECTION OF THE COMPANY: Credifinance Capital Corp. owned approximately 69.1% of our common stock as of March 31, 2010. Accordingly, they collectively may have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

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

• THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, CASH USED IN OPERATIONS, STOCKHOLDERS' DEFICIT, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. The report of our Independent Registered Public Accounting Firm on our March 31, 2010 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached audited consolidated financial statements for KYTO BIOPHARMA, INC. AND SUBSIDIARY for the fiscal years ended March 31, 2010, 2009 and Cumulative from March 5, 1999 (Inception) to March 31, 2010 can be found beginning on page F-1.

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

Under the supervision and with the participation of our management, including our President who serves as our principal executive officer and our principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2010 (the “Evaluation Date”). As of the Evaluation Date, the Company’s President who also serves as its principal financial and accounting officer, concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in it reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The Company’s management has concluded that, as of March 31, 2010 the Company’s internal control over financial reporting is effective based on this criteria.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Georges Benarroch	63	President & Chief Executive Officer, Director

Don MacAdam	63	Director

Jean-Luc Berger, Ph.D.	46	Director

Uri Sagman, M.D. FRCPC	56	Director

The business experience of the persons listed above during the past five years are as follows:

MR. GEORGES BENARROCH, PRESIDENT & CHIEF EXECUTIVE OFFICER; DIRECTOR.

Director of the Company since May 5, 2000. Mr Benarroch was elected as President and Chief Executive Officer effective February 27, 2006. Mr. Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp.. Mr. Benarroch  is also, the President & CEO of Gilla Inc., a public company.

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

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
All Other Name and Payouts Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP ($)

Jean-Luc Berger, Director	2010	None				None
	2009	None				None
	2008	None				None
	2007	None				None

Georges Benarroch, Director	2010	None				None
	2009	None				None
President and Chief Executive Officer	2008	None				None
	2007	None				None

Donald MacAdam, Director	2010	None				None
	2008	None				None
	2008	None				None
	2007	None				None

 (1) On February 26, 2008 Kyto Biopharma Inc issued to Dr. Uri Sagman 500,000 common shares ($0.5 per share) for consulting service.

(B) OPTION/SAR GRANTS TABLE

The following table (presented in accordance with the Regulation) sets forth stock options granted under the Share Incentive Plan during fiscal year 2002 to the name key employees. There were no grants to key employees in fiscal years 2010, 2009, 2008, and 2007.

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted P[topms/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($Sh)	Expiration Date
Jean-Luc Berger	262,500	31	$0.0001	Exercised in November 2001
Uri Sagman	587,500	69	$0.0001	Exercised in February 2002

(C) AGGREGATED OPTION/SAR EXERCISE IN LATEST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUE TABLE

The following table (presented in accordance with the Regulation) sets forth details of all exercises of stock options/SARs during the fiscal year end March 31, 2002 (none in fiscal years 2009, 2008, 2007 and 2006) by the named executive officer and employees and the fiscal year-end value of unexercised options/SARs on an aggregated basis:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs Granted at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($)Exercisable/Unexercisable
Jean-Luc Berger	262,500	262,474	--	--
Uri Sagman	587,500	587,441	--	--

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

No director shares were granted in fiscal years  2010 and 2009 .

Dr.Uri Sagman, a new director of company received 500,000 restricted common shares for consulting service during fiscal year 2008.

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2010 of Kyto other than for routine indebtedness.

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	COMMON SHARES	PERCENTAGE OF CLASS

Common	Credifinance Capital Corp. (1) Delaware, United States	8,983,219	69.1%

Common	Medarex Inc. New Jersey, United States	1,300,000	10.0%

Common	Dr. Uri Sagman Toronto, Ontario, Canada	1,402,025	10.7%

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	PREFERRED SHARES	PERCENTAGE OF CLASS

Convertible Preferred	Credifinance Capital Corp. (1)	473,624	100.0%

(C) SECURITY OWNERSHIP OF MANAGEMENT

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	COMMON SHARES	PERCENTAGE OF CLASS

Common	Georges Benarroch (1)	177,412	1.4%
Common	Dr. Jean-Luc Berger	527,025	4.0%
Common	Don MacAdam (2)	30,025	0.2%
Common	Uri Sagman	1,402,025	10.7%

(1) Georges Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp which owns 8,983,219 common shares representing 69.1% of issued shares and 473,624 convertible preferred shares represented 100% of issued shares.
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

(B) TRANSACTIONS WITH PROMOTORS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is the President & CEO of Credifinance Capital Corp which owns 8,983,219 common shares representing 69.1% of issued shares and 473,624 convertible preferred shares represented 100% of issued shares

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Jewett, Schwartz, Wolfe, and Associates. ("Jewett") as our independent auditors for the fiscal years ending March 31, 2010.

(1) Audit Fees

Jewett our Independent Registered Public Accounting firm billed an aggregate of $25,500 for the following professional services: audit of our annual consolidated financial statements for the fiscal year ended March 31, 2010 included in our annual report on Form 10-K and review of our interim financial statements included in our quarterly reports on Form 10-Q.

(2) Tax Fees

No professional services were rendered by Jewett, Schwartz, Wolfe and Associates for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2010.

(3) All Other Fees

Not applicable.

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

* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission ** Filed as Exhibit with this Form 10-K.

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

KYTO BIOPHARMA, INC.

DATE: June 29, 2010	By:	/s/ Georges Benarroch
Name: Georges Benarroch
Title: President & C.E.O.

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Financial Statements
For the year Ended March 31, 2010 and 2009
and for the Period from March 5, 1999(Inception) to March 31,2010

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders' Deficit	F-5 / F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9 / F-22

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of
Kyto Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Kyto Biopharma, Inc. (A Development Stage Company) as of March 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended March 31, 2010 and 2009 and for the period from March 5, 1999 (inception) through March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kyto Biopharma, Inc. (A Development Stage Company) as of March 31, 2010 and the results of its operations and its cash flows for the years then ended March 31, 2010 and 2009, and from March 5, 1999 (inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
June 28, 2010

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	March 31,
	2010	2009

ASSETS
Current Assets
Cash	$4,444	$12,754
Prepaid expenses	-	47,562
Loan receivable	265,931	-
Total Current Assets	270,375	60,316

Other Assets
Patent Rights	165,570	-

Total Assets	$435,945	$60,316

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$6,518	$8,317
Accrued liabilities - related party	36,668	43,333
Accrued interest payable - related party	59,329	52,784
Accrued interest payable - preferred convertible stock	49,486	24,128
Loan payable-related party	870,796	353,824
Note payable-related party	100,000	100,000
Total Current Liabilities	1,122,796	582,386

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 shares issued and outstanding
as of March 31, 2010 and 2009 repectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 and 12,743,610 shares issued and
outstanding as of March 31, 2010 and 2009 respectively	1,300	1,275
Additional paid-in capital	15,815,489	15,654,944
Deficit accumulated during development stage	(16,800,031)	(16,474,669)
Accumulated other comprehensive loss	(177,234)	(177,244)

Total Stockholders' Deficit	(686,852)	(522,070)

Total Liabilities and Stockholders' Deficit	$435,945	$60,316

The accompanying notes are an integral part of these financial statements.

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

			For the period from
			March 5, 1999
	For The Year Ended		(inception) to
	March 31		March 31
	2010	2009	2010

Operating Expenses
Compensation	$-	$-	$1,750,636
Depreciation and amortization	-	-	814,183
Consulting	55,998	57,482	9,859,809
Bad debt	-	-	12,819
Director fees	-	-	314,100
Financing fees	-	-	28,781
Professional fees	48,026	42,544	244,936
General and administrative	42,998	54,853	603,724
Research and development	146,347	216,926	1,664,951
Loss on debt conversion	-	-	519,795
Impairment loss	-	-	1,191,846
Total Operating Expenses	293,369	371,805	17,005,580

Other Income (Expense)
Interest income	-	-	4,922
Interest expense	(31,903)	(31,713)	(126,512)
Gain on debt forgiveness	-	-	78,665
Loss on disposal of equipment	-	-	(567)
Foreign exchange gains (losses)	(90)	(239,578)	249,041
Total Other Income (Expense), net	(31,993)	(271,291)	205,549

Net Loss	$(325,362)	$(643,096)	$(16,800,031)

Comprehensive Loss
Foreign currency translation gain (loss)	10	240,763	(177,234)

Total Comprehensive Loss	$(325,352)	$(402,333)	$(16,977,265)

Weighted average number of shares outstanding
during the year - basic and diluted	12,777,826	12,743,610

Net Income (Loss) per share - basic and diluted	$(0.03)	$(0.05)

The accompanying notes are an integral part of these financial statements.

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficiency
Years Ended March 31, 2010 and 2009, and for the period from
March 5, 1999 (Inception) to March 31, 2010

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During	Comprehensive			Deferred
	$1.00 par value		$0.0001 par value		Paid - in	Development	Income	Deferred	Subscription	Loan	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	Consulting	Receivable	Fee	Expenses	Total
Common stock issued for services to officer	-	$-	300,000	$30	$299,970	$-	$-	$-	$-	$-	$-	$300,000
Common stock issued for services to consultant	-	-	255,000	25	254,975	-	-	-	-	-	-	255,000
Warrants issued to consultant	-	-	-	-	345,000	-	-	-	-	-	-	345,000
Net loss, 1999	-	-	-	-	-	(900,000)	-	-	-	-	-	(900,000)
Balance, March 31, 1999	-	-	555,000	55	899,945	(900,000)	-	-	-	-	-	-
Preferred stock issued for cash	250,000	250,000	-	-	-	-	-	-	-	-	-	250,000
Offering cost	-	-	-	-	(17,005)	-	-	-	-	-	-	(17,005)
Common stock issued for intangible assets	-	-	2,000,000	200	1,999,800	-	-	-	-	-	-	2,000,000
Common stock issued for cash upon exercise of warrants	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Foreign currency translation loss	-	-	-	-	-	-	(5,745)	-	-	-	-	(5,745)
Net loss, 2000	-	-	-	-	-	(650,366)	-	-	-	-	-	(650,366)
Balance, March 31, 2000	250,000	250,000	2,655,000	265	2,982,730	(1,550,366)	(5,745)	-	-	-	-	1,676,884
Common stock issued as director fees	-	-	58,100	6	58,094	-	-	-	-	-	-	58,100
Common stock issued for cash upon exercise of warrants	-	-	150,000	15	149,985	-	-	-	-	-	-	150,000
Common stock issued for cash upon exercise of warrants	-	-	345,000	35	-	-	-	-	-	-	-	35
Common stock issued to officer as
compensation	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Common stock issued for cash	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Common stock issued to consultant for services not yet rendered	-	-	400,000	40	1,199,960	-	-	(1,200,000)	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	60,054	-	-	-	-	60,054
Net loss, 2001	-	-	-	-	-	(966,789)	-	-	-	-	-	(966,789)

The accompanying notes are an integral part of these financial statements

					Deficit	Accumulated
					Accumulated	Other
Preferred Stock		Common Stock		Additional	During	Comprehensive			Deferred
$1.00 par value		$0.0001 par value		Paid - in	Development	Income	Deferred	Subscription	Loan	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	Consulting	Receivable	Fee	Expenses	Total

Balance, March 31, 2001	250,000	250,000	3,808,100	381	4,590,749	(2,517,155)	54,309	(1,200,000)	-	-	-	1,178,284
Preferred stock converted to common stock	(250,000)	(250,000)	250,000	25	249,975	-	-	-	-	-	-	-
Common stock warrants issued for consulting
services	-	-	-	-	254,346	-	-	-	-	-	-	254,346
Common stock issued for cash upon exercise
of warrants	-	-	125,000	13	124,987	-	-	-	-	-	-	125,000
Common stock warrants issued for services	-	-	-	-	849,915	-	-	-	-	-	-	849,915
Common stock issued for cash upon exercise
of warrants	-	-	850,000	85	-	-	-	-	-	-	-	85
Common stock issued to directors as
compensation	-	-	6,000	-	6,000	-	-	-	-	-	-	6,000
Common stock issued to employees as
compensation	-	-	3,000	-	3,000	-	-	-	-	-	-	3,000
Common stock issued as loan fee	-	-	25,000	3	24,997	-	-	-	-	(25,000)	-	-
Foreign currency translation gain	-	-	-	-	-	-	13,397	-	-	-	-	13,397
Net loss, 2002	-	-	-	-	-	(2,959,415)	-	-	-	-	-	(2,959,415)
Balance, March 31, 2002	-	-	5,067,100	507	6,103,969	(5,476,570)	67,706	(1,200,000)	-	(25,000)	-	(529,388)
Stock issued for cash and services	-	-	225,000	22	224,978	-	-	-	-	-	-	225,000
Stock issued in settlement of accounts payable,
net of redeemable shares	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Stock issued to settle loans payable, related party	-	-	102,658	10	102,648	-	-	-	-	25,000	-	127,658
Common stock issued for services to
consultant not yet rendered	-	-	800,000	80	799,920	-	-	(800,000)	-	-	-	-
Stock issued for past and future rent and
administrative services	-	-	65,000	7	64,993	-	-	-	-	-	(30,000)	35,000
Common stock warrants issued as financing fee	-	-	-	-	3,783	-	-	-	-	-	-	3,783
Foreign currency translation loss	-	-	-	-	-	-	(80,354)	-	-	-	-	(80,354)
Net loss, 2003	-	-	-	-	-	(319,141)	-	-	-	-	-	(319,141)
Balance, March 31, 2003	-	-	6,359,758	636	7,400,281	(5,795,711)	(12,648)	(2,000,000)	-	-	(30,000)	(437,442)

The accompanying notes are an integral part of these financial statements.

					Deficit	Accumulated
					Accumulated	Other
Preferred Stock		Common Stock		Additional	During	Comprehensive			Deferred
$1.00 par value		$0.0001 par value		Paid - in	Development	Income	Deferred	Subscription	Loan	Deferred
Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	Consulting	Receivable	Fee	Expenses	Total

Foreign currency translation loss	-	-	-	-	-	-	(117,341)	-	-	-	-	(117,341)
Amortization of deferred expenses	-	-	-	-	-	-	-	-	-	-	30,000	30,000
Net Loss, 2004	-	-	-	-	-	(34,846)		-	-	-	-	(34,846)
Balance, March 31, 2004	-	$-	6,359,758	$636	$7,400,281	$(5,830,557)	$(129,989)	$(2,000,000)	$-	$-	$-	(559,629)
Stock issued for cash and services	-	-	500,000	50	249,950	-	-	-	-	-	-	250,000
Common stock issued for services to consultant not yet rendered	-	-	4,500,000	450	6,749,550	-	-	(5,343,750)	-	-	-	1,406,250
Stock issued to settle loans payable, related party	-	-	320,000	32	479,968	-	-	-	-	-	-	480,000
Stock issued for past and future rent and
administrative services	-	-	133,333	13	199,986	-	-	-	(13)	-	-	199,986
Foreign currency translation loss	-	-	-	-	-	-	(87,495)	-	-	-	-	(87,495)
Net Loss, 2005	-	-	-	-	-	(1,963,666)	-	-	-	-	-	(1,963,666)
Balance, March 31, 2005	-	$-	11,813,091	$1,181	$15,079,735	$(7,794,223)	$(217,484)	$(7,343,750)	$(13)	$-	$-	(274,554)
Stock issued for cash and services	-	-	173,058	18	173,040	-	-	-	-	-	-	173,058
Recognition of services rendered by consultant	-	-	-	-	-	-	-	3,374,950	-	-	-	3,374,950
Stock issued to settle loans payable, related party	-	-	14,054	1	10,540	-	-	-	-	-	-	10,541
Stock issued for past and future rent and
administrative services	-	-	80,000	8	59,992	-	-	-	-	-	-	60,000
Foreign currency translation loss	-	-	-	-	-	-	(40,435)	-	-	-	-	(40,435)
Net Loss, 2006	-	-	-	-	-	(3,534,787)	-	-	-	-	-	(3,534,787)
Balance, March 31, 2006	-	$-	12,080,203	$1,208	$15,323,307	$(11,329,010)	$(257,919)	$(3,968,800)	$(13)	$-	$-	(231,227)
Stock issued for cash and services	-	-	-	-	-	-	-	-	-	-	-	-
Recognition of services rendered by consultants	-	-	-	-	-	-	-	3,968,800	-	-	-	3,968,800
Stock issued for past and future rent and
administrative services	-	-	-	-	-	-	-	-	13	-	-	13
Foreign currency translation loss	-	-	-	-	-	-	(13,866)	-	-	-	-	(13,866)
Net Loss, 2007	-	-	-	-	-	(4,148,725)	-	-	-	-	-	(4,148,725)
Balance, March 31, 2007	-	$-	12,080,203	$1,208	$15,323,307	$(15,477,735)	$(271,785)	$-	$-	$-	$-	$(425,005)
Preferred convertible stock issued to settle loan payable, related party	459,734	459,734	-	-	-	-	-	-	-	-	-	459,734
Preferred convertible stock issued to settle 5% interest on
convertible preferred stock	13,890	13,890	-	-	-	-	-	-	-	-	-	13,890
Common stock issued to settle loan payable, related party	-	-	3,408	1	1,703	-	-	-	-	-	-	1,704
Stock issued for rent and administrative services	-	-	159,999	16	79,984	-	-	-	-	-	-	80,000
Common stock issued for director fees	-	-	500,000	50	249,950	-	-	-	-	-	-	250,000
Foreign currency translation loss	-	-	-	-	-	-	(146,222)	-	-	-	-	(146,222)
Net Loss, 2008	-	-	-	-	-	(353,838)	-	-	-	-	-	(353,838)
Balance, March 31, 2008	473,624	$473,624	12,743,610	$1,275	$15,654,944	$(15,831,573)	$(418,007)	$-	-	-	-	$(119,737)
Foreign currency translation gain	-	-	-	-	-	-	240,763	-	-	-	-	240,763
Net Loss, 2009	-	-	-	-	-	(643,096)	-	-	-	-	-	(643,096)
Balance, March 31, 2009	473,624	$473,624	12,743,610	$1,275	$15,654,944	$(16,474,669)	$(177,244)	$-	$-	$-	$-	$(522,070)
Common stock issued for patent rights	-	-	254,872	25	160,545	-	-	-	-	-	-	160,570
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss, 2010	-	-	-	-	-	(325,362)	10	-	-	-	-	(325,352)
Balance, March 31, 2010	473,624	473,624	12,998,482	1,300	15,815,489	(16,800,031)	(177,234)	-	-	-	-	(686,852)

The accompanying notes are an integral part of these financial statements.

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

				March 5, 1999
		For the Years Ended March 31,		(Inception) to
		2010	2009	March 31, 2010
	Cash Flows from Operating Activities:
	Net loss	$(325,362)	$(643,096)	$(16,800,031)
	Adjustment to reconcile net loss to net cash provided by (used in)
	operating activities:
	Depreciation and amortization	-	-	814,183
	Recognition of services rendered by consultant	-	-	10,227,893
	Stock based consulting expense	-	-	854,345
	Stock based director fees	-	-	314,100
	Stock based rent and administrative fees	-	-	167,028
	Preferred convertible stock issued for interest due on outstanding preferred convertible stock	-	-	13,890
	Common stock warrants issued as financing fee	-	-	3,783
	Loss on disposal of equipment	-	-	567
	Impairment loss	-	-	1,191,846
	Gain on debt forgiveness	-	-	(9,837)
	Gain on settlement of accounts payable	-	-	(59,654)
	Loss on settlement of accounts payable	-	-	519,795
	Amortization of stock based financing fee	-	-	25,010
	Changes in operating assets and liabilities:
	Loan receivable	(265,931)	-	(265,931)
	Prepaids and other assets	47,562	(1,876)	(5,000)
	Accounts payable and accrued expenses	(13,465)	24,098	529,057
	Accounts payable,related party accrued interest, and accrued liabilities	31,904	31,713	84,496
	Net Cash Used in Operating Activities	(525,292)	(589,161)	(2,394,460)

	Cash Flows from Investing Activities:
	Purchase of property and equipment	-	-	(4,463)
	Net Cash Used in Investing Activities	-	-	(4,463)

	Cash Flows from Financing Activities:
	Proceeds from common stock issuance, net of
	offering cost	-	-	958,222
	Loan proceeds from related parties, net	516,972	353,824	1,649,171
	Repayment of loan to related parties	-	-	(26,792)
	Net Cash Provided by Financing Activities	516,972	353,824	2,580,601

	Effect of Exchange Rate	10	240,763	(177,234)

	Net Increase (decrease) in Cash	(8,310)	5,426	4,444

	Cash at Beginning of Period	12,754	7,328	-

	Cash at End of Period	$4,444	$12,754	$4,444

	Supplemental Disclosure of Cash Flow Information:
	Cash paid for:
Interest	Interest	$-	$-	$-
Taxes	Taxes	$-	$-	$-

	Supplemental Disclosure of Non-Cash
	Investing and Financing Activities:
	Conversion of debt to equity	$-	$-	$1,102,154
	Stock issued for deferred consulting services	$-	$-	$6,750,000
	Conversion of liabilities to note payable	$-	$-	$102,023
	Stock issued for debt restructuring anti-dilusion provision	$-	$-	$800,000
	Conversion of preferred shares to common shares	$-	$-	$250,000
	Stock issued for future services	$-	$-	$1,200,000
	Issued common shares for intangible assets	$-	$-	$2,000,000
	Common Stock Issued for patent rights	$160,570	$-	$160,570

The accompanying notes are an integral part of these financial statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

(C) GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has no revenues, a net loss of $325,362 , a working capital deficiency of $852,421, a stockholders' deficiency of $686,852 and a deficit accumulated during the development stage of $16,800,031 at March 31, 2010. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2010, the Company received $516,672 in related party debt financing.

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

Significant estimates during 2010 and 2009 and for the period for March 5, 1999 (inception) to March 31, 2010 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

 (E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2010 and 2009, respectively.

(F) BASIS OF PRESENTATION AND FOREIGN CURRENCY

The accompanying consolidated financial statements are presented under accounting principles generally accepted in the United States of America and in United States dollars. There were no cash equivalent at March 31, 2010 and 2009, respectively.

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

(G) CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2010, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2010 and 2009, respectively.

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

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(J) STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation requires generally that all equity awards granted to employees be accounted for at “fair value.” This fair value is measured at grant for stocksettled awards, and at subsequent exercise or settlement for cash-settled awards.

Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model.

(K) RESEARCH AND DEVELOPMENT COSTS

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $146,347 and  $216,926, and $1,664,951 for the years ended March 31, 2010, 2009, and for the period from March 5, 1999 (inception) to March 31, 2010, respectively.

(L) INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards  Accounting Standard Cordifcation Topic 740"Accounting for Income Taxes" ("Topic 740"). Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (M) COMPREHENSIVE INCOME

The Company accounts for Comprehensive Income under the Financial Accounting Standards Board Statement of Financial Accounting Standards  Accounting Standard Cordification  Topic 220, "Reporting Comprehensive Income" ("Topic  220"). Topic 220 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income (loss) and other comprehensive income (loss).

The foreign currency translation gains and losses resulting from the translation of the financial statements of B Twelve, Ltd. expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income or Loss in the Statement of Operations.

(N) NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards Accounting Standard Cordification Topic. 260, "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is antidilutive for the periods presented. At March 31, 20010, there were convertible preferred shares which could have been potentially been converted into 471,816 shares of common stock, but would be antidilutive.

(O) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards  Accounting Standard Cordification Topic 820, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company's short-term financial instruments, including other receivables, accounts payable, and loans payable-related parties, approximate fair value due to the relatively short period to maturity for these instruments.

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(P) ACCOUNTING STANDARDS UPDATES

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s consolidated results of operations, cash flows or financial positions.

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

Other ASUs not effective until after March 31,2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

(Q) RECLASSIFICATIONS

Certain amounts in the March 31, 2009 consolidated financial statements have been reclassified to conform to the March 31, 2010 presentation.

NOTE 2  PREPAID EXPENSES

Prepaid expenses are related to research and development cost. Prepaid research and development costs are amortized as services are performed. For the years ended March 31, 2010 and 2009, the total prepaid expenses were 0 and $47,562, respectively.

NOTE 3  INTANGIBLE ASSETS IMPAIRMENT

On  February 10, 2010, the Company purchased a portfolio of patents, patents pending, and related intellectual property (collectively the "Intellectual Property") from a third party in exchange for 254,872 shares of the Company's common stock and an outstanding balance of $5,000. The shares were valued at $0.63 per share resulting in  total value of $165,570.

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

As of March 31, 2002, management performed an impairment analysis of the Intellectual Property. Due to of the Company being in  a development stage along with the inherent difficulties in projecting future revenues, the company recognized an impairment loss for the full remaining book value of the asset totaling $1,191,846 in 2002.

NOTE 4 LOAN RECEIVABLE-RELATED PARTY

During the year ended March 31, 2010, Kyto loaned $265,931 to a newly founded US based biotechnology company, Targeted Payload Therapeutics Inc. ("TPT"). Amounts loaned under this notes are non- interest bearing, unsecured, due on demand and do not follow any specific repayment terms.TPT was created to commercialize licensed technology which was developed at leading medical centers of excellence in the USA. Two of the founders of Kyto, Mr. Georges Benarroch and Dr. Uri Sagman, are also the founders of TPT.

NOTE 5  COMMITMENTS AND CONTINGENCIES

(A) LEASES

The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder. Rent expense in 2010, 2009, and for the period from March 5, 1999 (inception) to March 31, 2010 were $18,000, $20,000, and $186,377, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations.

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

(D) LITIGATION

A claim against the Company was commenced by SHI Consulting in the amount of $32,416 plus GST for damages resulting from a breach of contract and prejudgment and post judgment interest and costs. The Company counterclaimed for $300,000 for breach of contract plus interest and costs. The claim was dismissed as of March 31, 2009

NOTE 6  LOANS AND NOTES PAYABLE AND ACCRUED LIABILITIES, RELATED PARTIES

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

At March 31, 2010, the Company owed $870,796 to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance.

(B) ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2010, 2009, and for the period from March 5, 1999 (inception) to March 31, 2010 was $36,000 and $37,500, and $410,254, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. During the year ended March 31, 2008, the Company issued 159,999 shares of common stock valued at $0.50 per share for a total of $80,000 to satisfy accrued rent and administrative expense. As of March 31, 2010 and 2009, the remaining balance in the accrued liabilities-related party account for the above services was $36,667 and $43,333, respectively.

(C) NOTE PAYABLE, RELATED PARTY

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (5.25% at March 31, 2010). Interest is accrued and payable quarterly. At March 31, 2010 and 2009, accrued interest totaled $59,329 and $52,784, respectively. In connection with the promissory note, all principal and accrued interest is payable in full upon the earliest of the following:

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

NOTE 7  STOCKHOLDERS' DEFICIENCY (CONTINUED)

The Company issued 13,890 shares of preferred stock valued at $1 per share for a total of $13,890 to Credifinance Capital Corp. for the accrued interest due on outstanding convertible preferred stock during the year ended March 31, 2008. These shares may be converted into common shares at the rate of $0.45 per share for up to two years and bear interest at the rate of 5% per annum.

As of March 31, 2010, 473,624 convertible preferred shares were outstanding.

 (B) COMMON STOCK AND OPTIONS

In January 2006, the Company issued 94,054 shares valued at $0.75 per share based on the quoted trade price in payment of various expenses totaling $47,027 to a finance company controlled by a director of the company and to a director. The Company recorded a loss on debt conversion of $23,513.

In February 2008, the company issued 500,000 shares valued at $0.50 per share in payment of consulting service to Dr. Uri Sagman, 159,999 shares valued at $0.50 per share to Credifinance Capital Corp. for rent and administration fees, and 3,408 shares valued at $0.50 per share to Credifinance Capital Corp. for satisfaction of the balance of the related party loan payable.

In March 2010, the Company issued 254,872 shares valued at $0.63 per share, in exchange for Patent rights.

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

For consolidated financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock granted was estimated on the grant date using the Black-Scholes Option-Pricing Model in accordance with SFAS 123. The following weighted-average assumptions were used for the year ended March 31:

	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Expected Dividend Yield	$--	--	--	--	--	--	--	--	--	--	--	--
Risk Free Interest Rate	--	--	--	--	--	--	--	4.15%	3.57%	--	--	4.53%
Expected Volatility	--	--	--	--	--	--	--	0.00%	0.00%	--	--	0.00%
Expected Term	--	--	--	--	--	--	--	4 Years	1 Year	--	--	2 Years

A summary of the options outstanding, which were granted for cash or services are presented below:

Stock Options	WARRANTS	EXERCISE PRICE

Balance at March 31, 2002	500,000	$1.00
Granted	25,000	1.00
Exercised	-	-
Forfeited	-	-
Terminated	-	-
Balance at March 31, 2003	525,000	$1.00

Granted	-	-
Exercised	-	-
Forfeited	(250,000)	1.00
Terminated	-	-
Balance at March 31, 2004	275,000	$1.00

Granted	-	-
Exercised	-	-
Forfeited	-	-
Terminated	-	-
Balance at March 31, 2005	275,000	$1.00

Granted	-	-
Exercised	-	-
Forfeited	-	-
Terminated	-	-
Balance at March 31, 2006	275,000	$1.00

Grant	-	-
Exercised	-	-
Forfeited	(250,000)	$1.00
Terminated	-	-
Balance at March 31, 2007	25,000	$1.00

Grant	-	-
Exercised	-	-
Forfeited	(25,000)	$1.00
Terminated	-	-
Balance at March 31, 2008	-	$1.00

Grant	-	-
Exercised	-	-
Forfeited	-	-
Terminated	-	-
Balance at March 31, 2009	-	$1.00

Exercised	-	-
Forfeited	-	-
Terminated	-	-
Balance at March 31, 2010	-	$1.00
Weighted average fair value of options granted for services during 2010		$-

(D) PAR VALUE

In August 2001, the par value of common stock was changed to $0.0001 from $1.00. The change is reflected retroactively for all periods presented in the accompanying consolidated financial statements.

(E) EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements for the year ended March 31, 2010:

	INCOME (DENOMINATOR)	SHARES (NUMERATOR)	PER-SHARE AMOUNT
Income from continuing operations	$(643,096)
Less preferred stock dividends	-

Income available to common stockholders -
Basic and diluted earnings per share	(643,096)	$12,777,826	$(0.05)

Effect of dilutive securities

The following convertible securities were not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive:

SHARES OF POTENTIAL
COMMON STOCK

Preferred convertible shares 471,816

NOTE 8 INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense or utilization of net operating loss carryforwards for the years ended March 31, 2010 and 2009, due to the Company's net losses.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2010 and 2009, (computed by applying the United States Federal Corporate tax rate of 34% to consolidated loss before taxes), as follows:

	2010	2009

Computed "expected" tax benefit	$(110,623)	$(218,653)
Foreign income tax rate differences	11,712	20,579
Change in deferred tax asset valuation allowance	98,911	198,074
	$-	$-
The above benefit was calculated using a combined federal and state tax estimated rate as noted below
Statutory federal income tax rate	34.00%
State income taxes	--%
Foreign income tax rate difference	(3.2)%
Valuation allowance	(30.8)%
Effective tax rate	(0.0)%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2010 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$4,922,350
Canadian net operating loss carryforward	410,500
Total gross deferred tax assets	5,332,850
Less valuation allowance	(5,332,850)
Net deferred tax assets	$-

The net change in valuation allowance during the year ended March 31, 2010 was an increase of approximately $110,623. The Company's subsidiary has net operating losses of approximately $743,100 at March 31, 2010 available to offset the subsidiaries' net income through 2012 under Canadian Federal and Provincial tax laws and the parent United States entity has a net operating loss carryforward of approximately $14,588,123 available to offset the parent's net income through 2026.

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