Form 10-Q
period 2010-06-30
KYTO BIOPHARMA INC
filed 2010-08-23
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,998,482 Common Shares - $0.0001 Par Value - as of August 11 , 2010

UNITED STATES
KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEET

	June 30	March 31,
	2010	2010
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$2,559	$4,444

Total Current Assets	2,559	4,444

Other Assets
Patent Rights	165,570	165,570

Total Assets	$168,129	$170,014

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)

Current Liabilities
Accounts payable	$27,733	$6,518
Accrued liabilities - related party	10,668	36,668
Accrued interest payable - related party	56,025	59,329
Accrued interest payable - preferred convertible stock	61,004	49,486
Loan payable-related party	952,296	870,796
Note payable-related party	100,000	100,000
Total Current Liabilities	1,207,726	1,122,797

Commitments and Contingencies

Stockholders' EQUITY ( Deficit)
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of June 30, 2010
and March 31, 2010 respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
June 30, 2010 and March 31, 2010 respectively	1,300	1,300
Additional paid-in capital	15,815,489	15,815,489
Deficit accumulated during development stage	(17,152,832)	(17,065,962)
Accumulated other comprehensive loss	(177,178)	(177,234)

Total Stockholders' Equity (Deficit)	(1,039,597)	(952,783)

Total Liabilities and Stockholders' Equity (Deficit)	$168,129	$170,014

See Accompanying Notes to Unaudited Consolidated Financial Statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			March 5, 1999
	For The Quarter Ended		(inception) to
	June 30		June 30,
	2010	2009	2010

Operating Expenses
Compensation	$-	$-	$1,750,636
Depreciation and amortization	-	-	814,183
Consulting	12,547	14,000	9,872,356
Bad debt	-	-	12,819
Director fees	-	-	314,100
Financing fees	-	-	28,781
Professional fees	4,313	12,095	249,249
General and administrative	9,143	9,494	612,867
Research and development	9,019	42,039	1,673,970
Loss on debt conversion	-	-	519,795
Impairment loss	-	-	1,191,846
Total Operating Expenses	35,022	77,628	17,040,602

Other Income (Expenses)
Interest income	-	-	4,922
Interest expense	(8,215)	(7,845)	(134,727)
Gain on debt forgiveness	-	-	78,665
Loss on related party receivable	(43,689)	-	(309,620)
Loss on disposal of equipment	-	-	(567)
Foreign currency transaction gain	56	99,331	249,097
Total Other Income (Expense), net	(51,848)	91,486	(112,230)

Net Income (Loss)	$(86,870)	$13,858	$(17,152,832)

Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(56)	(99,253)	(177,290)

Total Comprehensive Loss	$(86,926)	$(85,395)	$(17,330,122)

Weighted average number of shares outstanding
during the year - basic and diluted	12,998,482	12,743,610

Net loss per share - basic and diluted	$(0.01)	$0.00

See Accompanying Notes to Unaudited Consolidated Financial Statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Quarters Ended June 30,		March 5, 1999 (Inception) to
	2010	2009	June 30, 2010
Cash Flows from Operating Activities:
Net income (loss)	$(86,870)	$13,858	$(17,152,832)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	-	-	814,183
Recognition of services rendered by consultant	-	-	10,227,893
Stock based consulting expense	-	-	854,345
Stock based director fees	-	-	314,100
Stock based rent and administrative fees	-	-	167,028
Preferred convertible stock issued for interest due on outstanding preferred convertible stock	-	-	13,890
Common stock warrants issued as financing fee	-	-	3,783
Loss on disposal of equipment	-	-	567
Impairment loss	-	-	1,191,846
Gain on debt forgiveness	-	-	(9,837)
Loss on related party receivable	43,689	-	309,620
Gain on settlement of accounts payable	-	-	(59,654)
Loss on settlement of accounts payable	-	-	519,795
Amortization of stock based financing fee	-	-	25,010
Changes in operating assets and liabilities:
Loan receivable	(43,689)	-	(309,620)
Prepaids and other assets	-	44,229	(5,000)
Accounts payable and accrued expenses	(4,785)	11,434	524,272
Related party accounts payable, accrued interest, and accrued liabilities	8,214	7,845	92,710
Net Cash Used in Operating Activities	(83,441)	77,366	(2,477,901)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(4,463)
Net Cash Used in Investing Activities	-	-	(4,463)

Cash Flows from Financing Activities:
Proceeds from common stock issuance, net of
offering cost	-	-	958,222
Loan proceeds from related parties, net	81,500	10,215	1,730,671
Repayment of loan to related parties	-	-	(26,792)
Net Cash Provided by Financing Activities	81,500	10,215	2,662,101

Effect of Exchange Rate on Cash	56	(99,253)	(177,178)

Net Increase (decrease) in Cash and Cash Equivalents	(1,885)	(11,672)	2,559

Cash and Cash Equivalents at Beginning of Period	4,444	12,754	-

Cash and Cash Equivalents at End of Period	$2,559	$1,082	$2,559

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt to equity	$-	$-	$1,102,154
Stock issued for deferred consulting services	$-	$-	$6,750,000
Conversion of liabilities to note payable	$-	$-	$102,023
Stock issued for debt restructuring anti-dilution provision	$-	$-	$800,000
Conversion of preferred shares to common shares	$-	$-	$250,000
Stock issued for future services	$-	$-	$1,200,000
Issued common shares for intangible assets	$-	$-	$2,000,000

See Accompanying Notes to Unaudited Consolidated Financial Statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending March 31, 2010 included in the Company's Form 10-K.

The Company is exposed to foreign exchange rate fluctuations as the financial results of the company’s Canadian subsidiary is translated into U.S. dollars on consolidation. The functional currency of Kyto’s subsidiary is the Canadian dollar.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $1,205,167 a deficit accumulated during development stage of $17,152,832 and a stockholders' deficit of $1,039,597 as of June 30, 2010. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 3 – ACCOUNTING STANDARDS UPDATES

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted.  The adoption of this ASU did not have a material impact on our consolidated financial statements

Other ASUs not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4- PATENT RIGHTS

On  February 10, 2010, the Company purchased a portfolio of patents, patents pending, and related intellectual property (collectively the "Intellectual Property") from a third party in exchange for 254,872 shares of the Company's common stock and cash of $5,000 which was paid during the quarter ending June 30, 2010. The shares were valued at $0.63 per share resulting in  total value of $165,570.

 Kyto executed an “Executive Licensing Agreement” with The Research Foundation of State University of New York, “RFSUNY”, allowing Kyto to license certain technology surrounding the Human Transcobalamin Receptor.  The licensing agreement is active until the expiry of the patent rights.  The rights primarily relate to the patent: “Transcobalamin Receptor Polypeptides, Nucleic Acids, and Modulators Thereof, and Related Methods of Use in Modulating Cell Growth and Treating Cancer and Cobalamin Deficiency”. The Patents were valued for $165,570.

NOTE 5 – LOANS PAYABLE – RELATED PARTY

During the three  months ended June 30, 2010, the Company borrowed $81,500 from a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, does not follow any specific repayment terms and included in the loans payable- related party balance.

NOTE 6- LOAN RECEIVABLE FROM RELATED PARTY

In June 2009, 2 of the founders of the Company entered into a Standstill Agreement with the Clayton Foundation to license and commercialize from the Clayton Foundation for Research a portfolio of product candidates based on proprietary technology in part developed at the MD Anderson Cancer Center by Dr Michael Rosenblum, a former director of Kyto Biopharma Inc.

The services of 2 biotechnology specialized investment banks were secured in order to prepare a business plan, a valuation of the licenses and raise the funds necessary for the clinical development of targeted anticancer therapeutic proteins.

Through a new entity, Targeted Payload Therapeutics (TPT), funds advanced by a related party were advanced to TPT for the payment of the “Standstill Agreement”, fees related to the services of the 2 investment banks and expenses related to the transaction. The shareholders of TPT upon closing were: Kyto Biopharma Inc., Dr. Sagman, a director and one of the founders of the Company, the Clayton Foundation and scientists instrumental in bringing the transaction and continuing the development of the pipeline of products.

During the year ended March 31, 2010, Kyto loaned $265,931 to a newly founded US based biotechnology company, TPT. Amounts loaned under this note was non- interest bearing, unsecured, due on demand and do not follow any specific repayment terms.TPT was created to commercialize licensed technology which was developed at leading medical centers of excellence in the USA. Two of the founders of Kyto, Mr. Georges Benarroch and Dr. Uri Sagman, are also the founders of TPT. Kyto also loaned additional $43,689 during the quarter ending June 30, 2010.

On May 7, 2010 the Company announced the cancellation of its agreement with Targeted Payload Therapeutics Inc. ("TPT") and pursue any activities under Standstill Agreement. For the periods ending June 30, 2010 and March 31, 2010, the Company has written off an impaired loan of $43,689 and $265,931, respectively, toward loss incurred as a consequence of cancellation of agreement with TPT.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 7- EQUITY

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears interest at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. Interest expense accrued on the Convertible Preferred Stock through June 30, 2010 was $61,004.

NOTE 8 - SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s Consolidated  financial states and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

During the year ending March 31, 2010, the Company has continued to conduct a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

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

The company is pleased to announce that on June 29, 2010,  the Canadian Patent Office issued the Patents for  Canadian Patent Application No, 2187346, in the name of  Receptor Modulating Agents and Methods Relating Thereto.  The patentees are The University of Washington  and Kyto Biopharma, Inc.  The application was filed on April 7, 1995  and will remain in force for a period of 20 years from the filing date.

The report of our Independent Registered Public Accounting firm dated  June 28, 2010 on our March 31, 2010 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders’ deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional financing and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management’s control, such as financial market trends and investors’ appetite for new financings. It should be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

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

Results of Operations

For the three months ended June 30, 2010 the Company’s net loss of $86,870 was $100,728 below net income of $13,858 for the three months ended June 30, 2010.    The comprehensive loss for the three months ended June 30, 2010 was 86,926 was $1,531 below loss of $85,395 for the three months ended June 30, 2009.

Liquidity and Capital Resources

The Company had working capital deficits  of $1,205,167 as of June 30, 2010 and $607,465 as of June 30, 2009.   Cash were $2,559 as of  June 30, 2010  and $1,082 as of June 30, 2009.

Cash  from operating activities

The Company’s cash outflow from operations of $83,441 for the three months ended June 30, 2010 was $160,807  below cash flow from operations of $77,366 for the three months ended June 30, 2009.

Cash from financing activities

The Company’s net cash outflow from financing activities of 81,500 as of June 30, 2010 was $71,285 higher than cash outflow from financing activities of $10,215 for the three months ended June, 2009.

The Company’s plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on R&D activities related to the development and application of its antibody technologies.. As of the date of filing of this Form 10-Q with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to continue to provide operating loan funds to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures because we failed to properly disclose that we had terminated an agreement with a related party which led to a conclusion that amounts advanced to that related party were non-recoverable which also led to a material weakness in our internal control over financial reporting.  In August 2010, immediately prior to the filing of this report, we determined that our financial statements for the year ended March 31, 2010 could not be relied upon because we did not properly impair a related party receivable.  As a result of this error, we have restated our consolidated balance sheet at March 31, 2010 and related consolidated statement of operations, consolidated statement of changes in stockholders’ deficiency and consolidated statement of cash flows for the year ended March 31, 2010.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In order to remediate this weakness, during the second quarter of 2011 we will institute enhanced disclosure policies to ensure that information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and  is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure, as well as instituting enhanced procedures for evaluating related party receivables.  We expect that the material weakness in our disclosure controls and procedures will be remediated prior to September 30, 2010.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index to Exhibits on page 12.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3(i)(a)	Articles of Incorporation of Kyto Biopharma, Inc.*

3(i)(b)	Articles of Amendment changing name to Kyto Biopharma, Inc.*

3(ii)	Bylaws of Kyto Biopharma, Inc.*

10.1	Research collaboration agreement between The Research Foundation of State University of New York and B. Twelve Ltd. (Kyto Biopharma, Inc.) [dated August 19, 1999]**

10.2	Collaborative Research Agreement to synthesize new vitamin B12 analogs signed between the Company and New York University [dated November 11, 1999]**

10.3
Extension/Modification Research Collaboration Agreement between the Research Foundation of State University of New York and B Twelve, Inc., (Kyto Biopharma, Inc.) Modification No. 1 [dated November 01, 2000]**

10.4	Debt Settlement Agreement and Put Option (dated November 2002) between Kyto Biopharma, Inc. and New York University.**

10.5	Extension/Modification Research Collaboration Agreement between the Research Foundation of State University of New York and Kyto Biopharma, Inc., Modification No. 2 [dated December 2004]. **

10.6	Services Agreement between Kyto Biopharma, Inc. and Gerard Serfati [dated November 1, 2004]***

31.1	Section 302 Certification of principal executive officer.**

31.2	Section 302 Certification of principal financial and accounting officer.**

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
———————
*	Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission
**	Filed as Exhibit with this Form 10-Q.
***	Previously filed with Form S-8 on November 18, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Biopharma, Inc.
(Registrant)

By:	/s/ Georges Benarroch
Georges Benarroch President and Chief Executive Officer

Date:  August 23, 2010