Form 10-K/A
period 2010-03-31
KYTO BIOPHARMA INC
filed 2010-08-26
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

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

TABLE OF CONTENTS
FORM 10-K
FOR FISCAL YEAR ENDED MARCH 312010

                         .

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended March 31, 2010 contains restated financial statements correcting an error in the financial statements contained in the Annual Report on Form 10-K for the year ended March 31, 2010 as originally filed with the Securities and Exchange Commission on June 30, 2010.  Please see Note 2 to the Notes to the Audited Financial Statements for a description of the accounting error which lead to the restatement.  As a result of this restatement, we are also amending disclosure which appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A.(T). Controls and Procedures, and Part III, Item 13. Certain Relationships and Related Party Transactions, and Director Independence.  This amended Form 10-K also contains currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1. Except for the exhibits referenced in the preceding sentence, the exhibits included in Item 15 of this report speak as of the date of the original filing.

        Except as described above, no other information in the original filing has been updated and this Amendment continues to speak as of the date of the original filing. Other events occurring after the filing of the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the original filing.

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

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6.  SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended March 31,
	2010	2009
Revenues	-	-

Net Loss	$(591,293)	$(643,096)

Earning Loss Per Share	$(0.05)	$(0.05)

Total assets	$170,014	$60,316

Total liabilities	$1,122,797	$582,386

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited consolidated financial statements, in 2010 the company had, a net loss of $ 591,293 ,  a working capital deficiency of $ 1,118,353 , a stockholders' deficiency of $ 952,783 , and a deficit accumulated during development stage of $ 17,065,962 at March 31, 2010. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Research and development expense was $146,347, $216,926, and $1,664,951 for the years ended March 31, 2010, 2009, and for the period from March 5, 1999 (inception) to March 31, 2010, respectively.

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

The Company has, as of the end of its fiscal year (March 31, 2010), $ 1,112,797 in liabilities. During 2010 the Company advanced $265,931 to a newly founded US based biotechnology company, Targeted Payload Therapeutics Inc. ("TPT"), a related party.  Subsequent to year end the Company has deemed this advance uncollectable because the company cancelled the agreement with TPT as a result of irreconcilable differences among the management of TPT which prevented the project from moving forward. As of result we deemed the amount as non-recoverable  and has written it off.   This has adversely impacted the Company’s liquidity.   The Company estimates that it will require up to $100,000 to meet operating costs, excluding research and development costs, and up to $300,000 for research and development costs for this fiscal year. In addition, with the help of its scientific partners, the Company is reviewing its technology and assessing the best way of pursuing its development.The report of our Independent Registered Public Accounting Firm on our March 31, 2010 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

Under the supervision and with the participation of our management, including our President who serves as our principal executive officer and our principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2010 (the “Evaluation Date”). As of the Evaluation Date, the Company’s President who also serves as its principal financial and accounting officer, initially concluded that the Company maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed in it reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

As described elsewhere herein, in August 2010 we determined that our financial statements for the year ended March 31, 2010 could not be relied upon because we did not properly impair a related party receivable.  As a result of this error, we have restated our consolidated balance sheet at March 31, 2010 and related consolidated statement of operations, consolidated statement of changes in stockholders’ deficiency and consolidated statement of cash flows for the year ended March 31, 2010.  Because of this error, our President who also serves as our principal executive officer and principal financial and accounting officer, has subsequently concluded that our disclosure controls and procedures were not effective at March 31, 2010 such that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure as a result of a material weaknesses.  We failed to properly disclose that we had terminated an agreement with a related party which led to a conclusion that amounts advanced to that related party were non-recoverable.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework .  The Company’s management initially concluded that, as of March 31, 2010 the Company’s internal control over financial reporting was effective based on this criteria.   However, as a result of the error in our financial statements described above which has led to a restatement, our management has determined that as of March 31, 2010 there was a material weakness in our internal control over financial reporting as a result of our inability to properly impair a related party receivable.  In order to remediate this weakness, we will institute enhanced disclosure policies to ensure that information i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure as well as instituting enhanced procedures for evaluating related party receivables.

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

(C) AGGREGATED OPTION/SAR EXERCISE IN LATEST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUE TABLE

The following table (presented in accordance with the Regulation) sets forth details of all exercises of stock options/SARs during the fiscal year end March 31, 2002 (none in fiscal years 2009, 2008, 2007 and 2006) by the named executive officer and employees and the fiscal year-end value of unexercised options/SARs on an aggregated basis:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs Granted at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Jean-Luc Berger	262,500	262,474	--	--
Uri Sagman	587,500	587,441	--	--

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

During the year ended March 31, 2010, we loaned $265,931 to a newly founded US based biotechnology company, Targeted Payload Therapeutics Inc. ("TPT"), a related party. Amounts loaned under this notes were non- interest bearing, unsecured, due on demand and did not follow any specific repayment terms. TPT was created to commercialize licensed technology which was developed at leading medical centers of excellence in the USA.  Mr. Georges Benarroch, our CEO and member of our Board of Directors, and Dr. Uri Sagman, a member of our Board of Directors, are also the founders of TPT.  In May 2010, we cancelled the agreement with TPT.  Accordingly, as we deem the amounts owed us by TPT as non-recoverable, at March 31, 2010 we have written off this loan receivable in the amount of $265,931.

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

(3) All Other Fees

Not applicable.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(A) LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)(a)	Articles of Incorporation of Kyto Biopharma, Inc.*
3(i)(b)	Articles of Amendment changing name to Kyto Biopharma, Inc.*
3(ii)	Bylaws of Kyto Biopharma, Inc.*
31.1	Section 302 Certification of the principal executive officer **
31.2	Section 302 Certification of the principal financial and accounting officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the principal executive officer and principal financial accounting officer **

* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission ** Filed as Exhibit with this Form 10-K /A .

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

KYTO BIOPHARMA, INC.

DATE: August 26 , 2010	By:	/s/ Georges Benarroch
Name: Georges Benarroch
Title: President & C.E.O.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Georges Benarroch	President, Chief Executive Officer, principal executive officer	August 26, 2010
Georges Benarroch	and principal financial and accounting officer

/s/ Don MacAdam	Director	August 26, 2010
Don MacAdam

/s/ Jean-Luc Berger	Director	August 26, 2010
Jean-Luc Berger

/s/ Uri Sagman	Director	August 26, 2010
Uri Sagman

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company

Consolidated Financial Statements
For the year Ended March 31, 2010 and 2009
and for the Period from March 5, 1999(Inception) to March 31,2010

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders' Deficit	F-5 / F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9 / F-22

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

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
June 28, 2010 except for Note 2 as to which the date is August 26 , 2010

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	March 31,
	2010	2009
	(Restated)
ASSETS
Current Assets
Cash	$4,444	$12,754
Prepaid expenses	-	47,562
Total Current Assets	4,444	60,316

Other Assets
Patent Rights	165,570	-

Total Assets	$170,014	$60,316

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$6,518	$8,317
Accrued liabilities - related party	36,668	43,333
Accrued interest payable - related party	59,329	52,784
Accrued interest payable - preferred convertible stock	49,486	24,128
Loan payable-related party	870,796	353,824
Note payable-related party	100,000	100,000
Total Current Liabilities	1,122,797	582,386

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 shares issued and outstanding
as of March 31, 2010 and 2009 repectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 and 12,743,610 shares issued and
outstanding as of March 31, 2010 and 2009 respectively	1,300	1,275
Additional paid-in capital	15,815,489	15,654,944
Deficit accumulated during development stage	(17,065,962)	(16,474,669)
Accumulated other comprehensive loss	(177,234)	(177,244)

Total Stockholders' Deficit	(952,783)	(522,070)

Total Liabilities and Stockholders' Deficit	$170,014	$60,316

The accompanying notes are an integral part of these consolidated financial statements

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

			For the period from
			March 5, 1999
	For The Year Ended		(inception) to
	March 31		March 31
	2010	2009	2010
	(Restated)		(Restated)
Operating Expenses
Compensation	$-	$-	$1,750,636
Depreciation and amortization	-	-	814,183
Consulting	55,998	57,482	9,859,809
Bad debt	-	-	12,819
Director fees	-	-	314,100
Financing fees	-	-	28,781
Professional fees	48,026	42,544	244,936
General and administrative	42,998	54,853	603,724
Research and development	146,347	216,926	1,664,951
Loss on debt conversion	-	-	519,795
Impairment loss	-	-	1,191,846
Total Operating Expenses	293,369	371,805	17,005,580

Other Income (Expense)
Interest income	-	-	4,922
Interest expense	(31,903)	(31,713)	(126,512)
Gain on debt forgiveness	-	-	78,665
Loss on related party receivable (see note 2)	(265,931)	-	(265,931)
Loss on disposal of equipment	-	-	(567)
Foreign exchange gains (losses)	(90)	(239,578)	249,041
Total Other Income (Expense), net	(297,924)	(271,291)	(60,382)

Net Loss	$(591,293)	$(643,096)	$(17,065,962)

Comprehensive Loss
Foreign currency translation gain (loss)	10	240,763	(177,234)

Total Comprehensive Loss	$(591,283)	$(402,333)	$(17,243,196)

Weighted average number of shares outstanding
during the year - basic and diluted	12,743,610	12,743,610

Net Income (Loss) per share - basic and diluted	$(0.05)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficiency
Years Ended March 31, 2010 and 2009, and for the period from
March 5, 1999 (Inception) to March 31, 2010

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During	Comprehensive			Deferred
	$1.00 par value		$0.0001 par value		Paid - in	Development	Income	Deferred	Subscription	Loan	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	Consulting	Receivable	Fee	Expenses	Total
Common stock issued for services to officer	-	$-	300,000	$30	$299,970	$-	$-	$-	$-	$-	$-	$300,000
Common stock issued for services to consultant	-	-	255,000	25	254,975	-	-	-	-	-	-	255,000
Warrants issued to consultant	-	-	-	-	345,000	-	-	-	-	-	-	345,000
Net loss, 1999	-	-	-	-	-	(900,000)	-	-	-	-	-	(900,000)
Balance, March 31, 1999	-	-	555,000	55	899,945	(900,000)	-	-	-	-	-	-
Preferred stock issued for cash	250,000	250,000	-	-	-	-	-	-	-	-	-	250,000
Offering cost	-	-	-	-	(17,005)	-	-	-	-	-	-	(17,005)
Common stock issued for intangible assets	-	-	2,000,000	200	1,999,800	-	-	-	-	-	-	2,000,000
Common stock issued for cash upon exercise
of warrants	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Foreign currency translation loss	-	-	-	-	-	-	(5,745)	-	-	-	-	(5,745)
Net loss, 2000	-	-	-	-	-	(650,366)	-	-	-	-	-	(650,366)
Balance, March 31, 2000	250,000	250,000	2,655,000	265	2,982,730	(1,550,366)	(5,745)	-	-	-	-	1,676,884
Common stock issued as director fees	-	-	58,100	6	58,094	-	-	-	-	-	-	58,100
Common stock issued for cash upon exercise
of warrants	-	-	150,000	15	149,985	-	-	-	-	-	-	150,000
Common stock issued for cash upon exercise
of warrants	-	-	345,000	35	-	-	-	-	-	-	-	35
Common stock issued to officer as
compensation	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Common stock issued for cash	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Common stock issued to consultant for services not yet rendered	-	-	400,000	40	1,199,960	-	-	(1,200,000)	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	60,054	-	-	-	-	60,054
Net loss, 2001	-	-	-	-	-	(966,789)	-	-	-	-	-	(966,789)
Balance, March 31, 2001	250,000	250,000	3,808,100	381	4,590,749	(2,517,155)	54,309	(1,200,000)	-	-	-	1,178,284
Preferred stock converted to common stock	(250,000)	(250,000)	250,000	25	249,975	-	-	-	-	-	-	-
Common stock warrants issued for consulting
services	-	-	-	-	254,346	-	-	-	-	-	-	254,346
Common stock issued for cash upon exercise
of warrants	-	-	125,000	13	124,987	-	-	-	-	-	-	125,000
Common stock warrants issued for services	-	-	-	-	849,915	-	-	-	-	-	-	849,915
Common stock issued for cash upon exercise
of warrants	-	-	850,000	85	-	-	-	-	-	-	-	85
Common stock issued to directors as
compensation	-	-	6,000	-	6,000	-	-	-	-	-	-	6,000
Common stock issued to employees as
compensation	-	-	3,000	-	3,000	-	-	-	-	-	-	3,000
Common stock issued as loan fee	-	-	25,000	3	24,997	-	-	-	-	(25,000)	-	-
Foreign currency translation gain	-	-	-	-	-	-	13,397	-	-	-	-	13,397
Net loss, 2002	-	-	-	-	-	(2,959,415)	-	-	-	-	-	(2,959,415)
Balance, March 31, 2002	-	-	5,067,100	507	6,103,969	(5,476,570)	67,706	(1,200,000)	-	(25,000)	-	(529,388)
Stock issued for cash and services	-	-	225,000	22	224,978	-	-	-	-	-	-	225,000
Stock issued in settlement of accounts payable,
net of redeemable shares	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Stock issued to settle loans payable, related party	-	-	102,658	10	102,648	-	-	-	-	25,000	-	127,658
Common stock issued for services to
consultant not yet rendered	-	-	800,000	80	799,920	-	-	(800,000)	-	-	-	-
Stock issued for past and future rent and
administrative services	-	-	65,000	7	64,993	-	-	-	-	-	(30,000)	35,000
Common stock warrants issued as financing fee	-	-	-	-	3,783	-	-	-	-	-	-	3,783
Foreign currency translation loss	-	-	-	-	-	-	(80,354)	-	-	-	-	(80,354)
Net loss, 2003	-	-	-	-	-	(319,141)	-	-	-	-	-	(319,141)
Balance, March 31, 2003	-	-	6,359,758	636	7,400,281	(5,795,711)	(12,648)	(2,000,000)	-	-	(30,000)	(437,442)

The accompanying notes are an integral part of these consolidated financial statements

Foreign currency translation loss	-	-	-	-	-	-	(117,341)	-	-	-	-	(117,341)
Amortization of deferred expenses	-	-	-	-	-	-	-	-	-	-	30,000	30,000
Net Loss, 2004	-	-	-	-	-	(34,846)		-	-	-	-	(34,846)
Balance, March 31, 2004	-	$-	6,359,758	$636	$7,400,281	$(5,830,557)	$(129,989)	$(2,000,000)	$-	$-	$-	(559,629)
Stock issued for cash and services	-	-	500,000	50	249,950	-	-	-	-	-	-	250,000
Common stock issued for services to consultant not yet rendered	-	-	4,500,000	450	6,749,550	-	-	(5,343,750)	-	-	-	1,406,250
Stock issued to settle loans payable, related party	-	-	320,000	32	479,968	-	-	-	-	-	-	480,000
Stock issued for past and future rent and
administrative services	-	-	133,333	13	199,986	-	-	-	(13)	-	-	199,986
Foreign currency translation loss	-	-	-	-	-	-	(87,495)	-	-	-	-	(87,495)
Net Loss, 2005	-	-	-	-	-	(1,963,666)	-	-	-	-	-	(1,963,666)
Balance, March 31, 2005	-	$-	11,813,091	$1,181	$15,079,735	$(7,794,223)	$(217,484)	$(7,343,750)	$(13)	$-	$-	(274,554)
Stock issued for cash and services	-	-	173,058	18	173,040	-	-	-	-	-	-	173,058
Recognition of services rendered by consultant	-	-	-	-	-	-	-	3,374,950	-	-	-	3,374,950
Stock issued to settle loans payable, related party	-	-	14,054	1	10,540	-	-	-	-	-	-	10,541
Stock issued for past and future rent and
administrative services	-	-	80,000	8	59,992	-	-	-	-	-	-	60,000
Foreign currency translation loss	-	-	-	-	-	-	(40,435)	-	-	-	-	(40,435)
Net Loss, 2006	-	-	-	-	-	(3,534,787)	-	-	-	-	-	(3,534,787)
Balance, March 31, 2006	-	$-	12,080,203	$1,208	$15,323,307	$(11,329,010)	$(257,919)	$(3,968,800)	$(13)	$-	$-	(231,227)
Stock issued for cash and services	-	-	-	-	-	-	-	-	-	-	-	-
Recognition of services rendered by consultants	-	-	-	-	-	-	-	3,968,800	-	-	-	3,968,800
Stock issued for past and future rent and
administrative services	-	-	-	-	-	-	-	-	13	-	-	13
Foreign currency translation loss	-	-	-	-	-	-	(13,866)	-	-	-	-	(13,866)
Net Loss, 2007	-	-	-	-	-	(4,148,725)	-	-	-	-	-	(4,148,725)
Balance, March 31, 2007	-	$-	12,080,203	$1,208	$15,323,307	$(15,477,735)	$(271,785)	$-	$-	$-	$-	$(425,005)
Preferred convertible stock issued to settle loan payable, related party	459,734	459,734	-	-	-	-	-	-	-	-	-	459,734
Preferred convertible stock issued to settle 5% interest on
convertible preferred stock	13,890	13,890	-	-	-	-	-	-	-	-	-	13,890
Common stock issued to settle loan payable, related party	-	-	3,408	1	1,703	-	-	-	-	-	-	1,704
Stock issued for rent and administrative services	-	-	159,999	16	79,984	-	-	-	-	-	-	80,000
Common stock issued for director fees	-	-	500,000	50	249,950	-	-	-	-	-	-	250,000
Foreign currency translation loss	-	-	-	-	-	-	(146,222)	-	-	-	-	(146,222)
Net Loss, 2008	-	-	-	-	-	(353,838)	-	-	-	-	-	(353,838)
Balance, March 31, 2008	473,624	$473,624	12,743,610	$1,275	$15,654,944	$(15,831,573)	$(418,007)	$-	-	-	-	$(119,737)
Foreign currency translation gain	-	-	-	-	-	-	240,763	-	-	-	-	240,763
Net Loss, 2009	-	-	-	-	-	(643,096)	-	-	-	-	-	(643,096)
Balance, March 31, 2009	473,624	$473,624	12,743,610	$1,275	$15,654,944	$(16,474,669)	$(177,244)	$-	$-	$-	$-	$(522,070)
Common stock issued for patent rights	-	-	254,872	25	160,545	-	-	-	-	-	-	160,570
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss, 2010	-	-	-	-	-	(325,362)	10	-	-	-	-	(325,352)
Balance, March 31, 2010, as previously reported	473,624	$473,624	12,998,482	$1,300	$15,815,489	$(16,800,031)	$(177,234)	$-	$-	$-	$-	$(686,852)
Restatement (Note 2)	-	-	-	-	-	(265,931)	-	-	-	-	-	(265,931)

Balance, March 31, 2010, as restated	473,624	473,624	12,998,482	1,300	15,815,489	(17,065,962)	(177,234)	-	-	-	-	(952,783)

The accompanying notes are an integral part of these consolidated financial statements

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			March 5, 1999
	For the Years Ended March 31,		(Inception) to
	2010	2009	March 31, 2010
	(Restated)		(Restated)
Cash Flows from Operating Activities:
Net loss	$(591,293)	$(643,096)	$(17,065,962)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	-	-	814,183
Recognition of services rendered by consultant	-	-	10,227,893
Stock based consulting expense	-	-	854,345
Stock based director fees	-	-	314,100
Stock based rent and administrative fees	-	-	167,028
Preferred convertible stock issued for interest due on outstanding preferred convertible stock	-	-	13,890
Common stock warrants issued as financing fee	-	-	3,783
Loss on disposal of equipment	-	-	567
Impairment loss	-	-	1,191,846
Loss on debt forgiveness	-	-	(9,837)
Gain on settlement of accounts payable	-	-	(59,654)
Loss on settlement of accounts payable	-	-	519,795
Amortization of stock based financing fee	-	-	25,010
Changes in operating assets and liabilities:
Prepaids and other assets	42,562	(1,876)	(5,000)
Accounts payable and accrued expenses	(8,465)	24,098	529,057
Accounts payable,related party accrued interest, and accrued liabilities	31,904	31,713	84,496
Net Cash Used in Operating Activities	(525,292)	(589,161)	(2,394,460)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(4,463)
Net Cash Used in Investing Activities	-	-	(4,463)

Cash Flows from Financing Activities:
Proceeds from common stock issuance, net of
offering cost	-	-	958,222
Loan proceeds from related parties, net	516,972	353,824	1,649,171
Repayment of loan to related parties	-	-	(26,792)
Net Cash Provided by Financing Activities	516,972	353,824	2,580,601

Effect of Exchange Rate	10	240,763	(177,234)

Net Increase (decrease) in Cash	(8,310)	5,426	4,444

Cash at Beginning of Period	12,754	7,328	-

Cash at End of Period	$4,444	$12,754	$4,444

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt to equity	$-	$-	$1,102,154
Stock issued for deferred consulting services	$-	$-	$6,750,000
Conversion of liabilities to note payable	$-	$-	$102,023
Stock issued for debt restructuring anti-dilusion provision	$-	$-	$800,000
Conversion of preferred shares to common shares	$-	$-	$250,000
Stock issued for future services	$-	$-	$1,200,000
Issued common shares for intangible assets	$-	$-	$2,000,000
Common Stock Issued for patent rights	$160,570	$-	$160,570

The accompanying notes are an integral part of these consolidated financial statements

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

(C) GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has no revenues, a net loss of $591,293 , a working capital deficiency of $1,118,353, a stockholders' deficiency of $952,783 and a deficit accumulated during the development stage of $17,065,962 at March 31, 2010. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2010, the Company received $ 516,972 in related party debt financing.

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

(L) PATENT RIGHTS

 Acquisition of Patent Rights is stated at cost and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited if and once the patent has been granted by the United States Patent and Trademark Office (“USPTO”). The Company will write-off any currently capitalized costs for patents not granted by the USPTO (See note 4).

(M) INCOME TAXES

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

 (N) COMPREHENSIVE INCOME

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

(O) NET LOSS PER COMMON SHARE

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

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(Q) ACCOUNTING STANDARDS UPDATES

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements . The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s consolidated results of operations, cash flows or financial positions.

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

(R) RECLASSIFICATIONS

Certain amounts in the March 31, 2009 consolidated financial statements have been reclassified to conform to the March 31, 2010 presentation.

NOTE 2  RESTATEMENT

In the second quarter of 2010, the Company cancelled the agreement with Targeted Payload Therapeutics (“TPT”), a private Nevada registered company, as described in Note 5. As of March 31, 2010, the Company was owed $265,931 from TPT which was considered non-recoverable and impaired as a result of cancellation of agreement in May, 2010 between the Company and TPT. Accordingly, the Company recorded a write off of an impaired loan receivable in the amount of $265,931 for the year ending March 31, 2010, which resulted in an increase of net loss from $325,362, as previously reported to $591,293 as restated, and an increase in deficit accumulated during development stage from $16,800,031, as previously reported to $17,065,962, as restated. This adjustment also resulted in a decline of total assets from $435,945, as previously reported to $170,014, as restated. The Company has reflected the impact of these adjustments in its consolidated financial statements for the year ending March 31, 2010.

NOTE 3  PREPAID EXPENSES

Prepaid expenses are related to research and development cost. Prepaid research and development costs are amortized as services are performed. For the years ended March 31, 2010 and 2009, the total prepaid expenses were 0 and $47,562, respectively.

NOTE 4  PATENT RIGHTS

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

NOTE 5  INTANGIBLE ASSETS IMPAIRMENT

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

NOTE 6 LOAN RECEIVABLE-RELATED PARTY

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

Through a new entity, Targeted Payload Therapeutics, Inc. (TPT), funds advanced by a related party were advanced to TPT for the payment of the “Standstill Agreement”, fees related to the services of the 2 investment banks and expenses related to the transaction. The shareholders of TPT upon closing were: Kyto Biopharma Inc.,  Dr Sagman, a director and one of the founders of the Company, the Clayton Foundation and scientists instrumental in bringing the transaction and continuing the development of the pipeline of products.

During the year ended March 31, 2010, Kyto loaned $265,931 to a newly founded US based biotechnology company, TPT. Amounts loaned under this note was non- interest bearing, unsecured, due on demand and did not follow any specific repayment terms.TPT was created to commercialize licensed technology which was developed at leading medical centers of excellence in the USA. Two of the founders of Kyto, Mr. Georges Benarroch and Dr. Uri Sagman, are also the founders of TPT.

On May 7, 2010 the Company announced the cancellation of its agreement with Targeted Payload Therapeutics Inc. ("TPT")  as a result of irreconcilable differences among the management of TPT which prevented the Company to  pursue activities per Standstill Agreement.  Amounts loaned under the aforesaid note was non- interest bearing, unsecured, due on demand and did  not follow any specific repayment terms . As of March 31, 2010 the Company wrote off the entire amount owed of $265,931 as a result of cancellation of agreement between the Company and TPT (see note 2).

NOTE 7  COMMITMENTS AND CONTINGENCIES

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

(D) LITIGATION

A claim against the Company was commenced by SHI Consulting in the amount of $32,416 plus GST for damages resulting from a breach of contract and prejudgment and post judgment interest and costs. The Company counterclaimed for $300,000 for breach of contract plus interest and costs. The claim was dismissed as of March 31, 2009

NOTE 8  LOANS AND NOTES PAYABLE AND ACCRUED LIABILITIES, RELATED PARTIES

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

NOTE 9  STOCKHOLDERS' DEFICIENCY

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

NOTE 9  STOCKHOLDERS' DEFICIENCY (CONTINUED)

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

	INCOME (DENOMINATOR)	SHARES (NUMERATOR)	PER-SHARE AMOUNT
Income from continuing operations	$(591,293)
Less preferred stock dividends	-

Income available to common stockholders -
Basic and diluted earnings per share	(591,283)	$12,743,610	$(0.05)

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

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2010 and 2009, (computed by applying the United States Federal Corporate tax rate of 34% to consolidated loss before taxes), as follows:

	2010	2009

Computed "expected" tax benefit	$(201,040)	$(218,653)
Foreign income tax rate differences	18,921	20,579
Change in deferred tax asset valuation allowance	182,119	198,074
	$-	$-
The above benefit was calculated using a combined federal and state tax estimated rate as noted below
Statutory federal income tax rate	34.00%
State income taxes	--%
Foreign income tax rate difference	(3.2)%
Valuation allowance	(30.8)%
Effective tax rate	(0.0)%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2010 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$5,452,187
Canadian net operating loss carryforward	410,500
Total gross deferred tax assets	5,862,687
Less valuation allowance	(5,862,687)
Net deferred tax assets	$-

The net change in valuation allowance during the year ended March 31, 2010 was an increase of approximately $201,040. The Company's subsidiary has net operating losses of approximately $743,100 at March 31, 2010 available to offset the subsidiaries' net income through 2012 under Canadian Federal and Provincial tax laws and the parent United States entity has a net operating loss carryforward of approximately $16,235,196 available to offset the parent's net income through 2026.

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
  The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the United States and applicable state tax authorities due to the carry forward of unutilized net operating losses. Certain subsidiaries of the Company are subject to examination by the Canadian tax authorities as per the laws and regulations of Canada.