Form 10-Q
period 2010-09-30
KYTO BIOPHARMA INC
filed 2010-11-15
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:_______ to ________

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

12,998,482 Common Shares - $0.0001 Par Value - as of November 12, 2010

UNITED STATES
KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and March 31, 2010	1

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2010 and 2009 and for the period from March 5, 1999 (Inception) to September 30, 2010	2

	Unaudited Consolidated Statements of Cash Flows for the Three and Six Months Ended September 30, 2010 and 2009 and for the period from March 5, 1999 (Inception) to September 30, 2010	3

	Notes To Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	(Removed and Reserved)	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
  CONSOLIDATED BALANCE SHEET S

	September 30	March 31,
	2010	2010
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$710	$4,444

Total Current Assets	710	4,444

Other Assets
Patent Rights	165,570	165,570

Total Assets	$166,280	$170,014

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)

Current Liabilities
Accounts payable	$29,708	$6,518
Accrued liabilities - related party	24,667	36,668
Accrued interest payable - related party	62,698	59,329
Accrued interest payable - preferred convertible stock	62,646	49,486
Loan payable-related party	996,596	870,796
Note payable-related party	100,000	100,000
Total Current Liabilities	1,276,315	1,122,797

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of September 30, 2010
and March 31, 2010 respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
September 30, 2010 and March 31, 2010 respectively	1,300	1,300
Additional paid-in capital	15,815,489	15,815,489
Deficit accumulated during development stage	(17,223,264)	(17,065,962)
Accumulated other comprehensive loss	(177,184)	(177,234)

Total Stockholders' Deficit	(1,110,035)	(952,783)

Total Liabilities and Stockholders' Deficit	$166,280	$170,014

See accompanying notes to unaudited consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the period from
					March 5, 1999
	For The Quarter Ended		For The Six Months Ended		(inception) to
	September 30		September 30		September 30,
	2010	2009	2010	2009	2010
Operating Expenses
Compensation	$-	$-	$-	$-	$1,750,636
Depreciation and amortization	-	-	-	-	814,183
Consulting	31,200	13,999	43,747	27,999	9,903,556
Bad debt	-	-	-	-	12,819
Director fees	-	-	-	-	314,100
Financing fees	-	-	-	-	28,781
Professional fees	12,086	10,088	16,399	22,182	261,335
General and administrative	11,286	10,637	21,075	20,131	624,799
Research and development	7,541	49,045	15,812	91,084	1,680,763
Loss on debt conversion	-	-	-	-	519,795
Impairment loss	-	-	-	-	1,191,846
Total Operating Expenses	62,113	83,769	97,033	161,396	17,102,613

Other Income (Expenses)
Interest income	-	-	-	-	4,922
Interest expense	(8,314)	(7,541)	(16,529)	(15,386)	(143,041)
Loss on debt forgiveness	-	-	(43,689)	-	(230,955)
Loss on disposal of equipment	-	-	-	-	(567)
Foreign currency transaction gain	6	-	(50)	-	248,991
Total Other Income (Expense), net	(8,308)	(7,541)	(60,268)	(15,386)	(120,650)

Net Loss	$(70,421)	$(91,310)	$(157,302)	$(176,782)	$(17,223,264)

Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(6)	(9)	50	76	(177,184)

Total Comprehensive Loss	$(70,427)	$(91,319)	$(157,252)	$(176,706)	$(17,400,448)

Weighted average number of shares outstanding
during the year - basic and diluted	12,998,482	12,743,610	12,998,482	12,743,610

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period from
			March 5, 1999
			(Inception) to
	For the Six Months Ended September 30,		September 30,
	2010	2009	2010
Cash Flows from Operating Activities:
Net loss	$(157,302)	$(176,782)	$(17,223,264)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	-	-	814,183
Recognition of services rendered by consultant	-	-	10,227,893
Stock based consulting expense	-	-	854,345
Stock based director fees	-	-	314,100
Stock based rent and administrative fees	-	-	167,028
Preferred convertible stock issued for interest due on outstanding preferred convertible stock	-	-	13,890
Common stock warrants issued as financing fee	-	-	3,783
Loss on disposal of equipment	-	-	567
Impairment loss	-	-	1,191,846
Loans receivable from related party-written off	43,689	-	299,783
Gain on settlement of accounts payable	-	-	(59,654)
Loss on settlement of accounts payable	-	-	519,795
Amortization of stock based financing fee	-	-	25,010
Changes in operating assets and liabilities:
Loan receivable	(43,689)	-	(309,620)
Prepaids and other assets	-	(10)	(5,000)
Accounts payable and accrued expenses	11,189	21,996	540,246
Related party accounts payable, accrued interest, and accrued liabilities	16,529	15,386	101,025
Net Cash Used in Operating Activities	(129,584)	(139,410)	(2,524,044)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(4,463)
Net Cash Used in Investing Activities	-	-	(4,463)

Cash Flows from Financing Activities:
Proceeds from common stock issuance, net of
offering cost	-	-	958,222
Loan proceeds from related parties, net	125,800	128,233	1,774,971
Repayment of loan to related parties	-	-	(26,792)
Net Cash Provided by Financing Activities	125,800	128,233	2,706,401

Effect of Exchange Rate on Cash	50	76	(177,184)

Net Increase (decrease) in Cash and Cash Equivalents	(3,734)	(11,101)	710

Cash and Cash Equivalents at Beginning of Period	4,444	12,754	-

Cash and Cash Equivalents at End of Period	$710	$1,653	$710

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt to equity	$-	$-	$1,102,154
Stock issued for deferred consulting services	$-	$-	$6,750,000
Conversion of liabilities to note payable	$-	$-	$102,023
Stock issued for debt restructuring anti-dilusion provision	$-	$-	$800,000
Conversion of preferred shares to common shares	$-	$-	$250,000
Stock issued for future services	$-	$-	$1,200,000
Issued common shares for intangible assets	$160,570	$-	$2,160,570

See accompanying notes to unaudited consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited  financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2010 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September  30, 2010

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $1,275,605 a deficit accumulated during development stage of $17,223,264 and a stockholders' deficit of $1,110,035 as of September 30, 2010. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – ACCOUNTING STANDARDS UPDATES

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

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance and has been adopted by the Company.

 In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 4 – ACCOUNTING STANDARDS UPDATES -Continued

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted.  The adoption of this ASU did not have a material impact on our consolidated financial statements

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

Other ASUs not effective until after September  30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 5 – PATENT RIGHTS

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

 Kyto executed an “Executive Licensing Agreement” with The Research Foundation of State University of New York, “RFSUNY”, allowing Kyto to license certain technology surrounding the Human Transcobalamin Receptor.  The licensing agreement is active until the expiry of the patent rights..  The rights primarily relate to the patent: “Transcobalamin Receptor Polypeptides, Nucleic Acids, and Modulators Thereof, and Related Methods of Use in Modulating Cell Growth and Treating Cancer and Cobalamin Deficiency”. The Patents were valued for $165,570.

Patent rights are stated at cost and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited ( twenty years) if and once the patent has been granted by the patent office.  As of September 30, 2010, the Company has not amortized the value of patent rights as it has not started generating any future economic benefits.  As per the Company’s management, there is no impairment noted in the value of patent rights as of September 30, 2010.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 6 – LOANS AND NOTES PAYABLE, RELATED PARTIES

(A) LOANS PAYABLE, RELATED PARTY
During the six months ended September 30, 2010, the Company borrowed $125,800 from a related party of the Company. At September 30, 2010, the Company owed $996,596 to a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, does not follow any specific repayment terms and included in the loans payable- related party balance.

(C) NOTE PAYABLE, RELATED PARTY
During the year ended March 31, 2001,the Company executed a $100,000 unsecured promissory note with the third party vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (5.25%% at September 30, 2010). Interest is accrued and payable quarterly. At September 30, 2010, accrued interest totaled $62,698.  In connection with the promissory note, all principal and accrued interest is payable in full upon the earliest of the following:

    (i)     The date on which the Company raises at least $1,000,000 in funding within a twelve-month period;
    (ii)    The date on which the agreement between the Company, vendor and other unrelated party terminates; or
    (iii)   Three years from the date of the promissory note.

Since the note was due in November 2005 and is in default, the entire balance in note payable has been re-classified to current liabilities.

NOTE 7 – LOAN RECEIVABLE FROM RELATED PARTY

In June 2009, two of the founders of the Company entered into a Standstill Agreement with the Clayton Foundation to license and commercialize from the Clayton Foundation for Research a portfolio of product candidates based on proprietary technology in part developed at the MD Anderson Cancer Center by Dr Michael Rosenblum, a former director of Kyto Biopharma Inc.

The services of two biotechnology specialized investment banks were secured in order to prepare a business plan, a valuation of the licenses and raise the funds necessary for the clinical development of targeted anticancer therapeutic proteins.

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

On May 7, 2010 the Company announced the cancellation of its agreement with Targeted Payload Therapeutics Inc. ("TPT") and pursue any activities under Standstill Agreement. For the periods ending June 30, 2010 and March 31, 2010, the Company had written off an impaired loan of $43,689 and $265,931, respectively, towards loss incurred as a consequence of cancellation of agreement with TPT.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 8 – EQUITY

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears interest at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. Interest expense accrued on the Convertible Preferred Stock through September 30, 2010 was $62,646.

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s Consolidated  financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Results of Operations

For the six months ended September 30, 2010 the Company’s net loss of $157,302 was $19,480 below net loss of $176,782 for the six months ended  September  30, 2009.    The comprehensive loss for the Six months ended September  30, 2010 was 157,252  was $19,454 below loss of $176,706 for the three months ended September 30, 2009.

Liquidity and Capital Resources

The Company had working capital deficits  of $1,275,605 as of  September 30, 2010 and $1,118,353as of  March 31, 2010.   Cash were $710 as of  September 30, 2010  and $4,444 as of March 31, 2010.

Cash  from operating activities

The Company’s cash outflow from operations of $129,584 for the six months ended September 30, 2010 was $9,826  below cash flow from operations of $139,410 for the six months ended September 30, 2009.

Cash from financing activities

The Company’s net cash outflow from financing activities of $125,800 as of September 30, 2010 was $2,433 below cash outflow from financing activities of $128,233 for the six months ended September 30, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures .  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

 During the second quarter  ended September 30, 2010we instituted  an enhanced disclosure policies to ensure that information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and  is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure, as well as instituting enhanced procedures for evaluating related party receivables.

As of September 30, 2010 and as of the date of this report, we did not maintain effective controls over the control environment  specifically with respect to the fact that our board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

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

Kyto Biopharma, Inc.
(Registrant)

Date: November 15, 2010	By:	/s/ Georges Benarroch
Georges Benarroch President and Chief Executive Officer