Form 10-Q
period 2010-12-31
KYTO BIOPHARMA INC
filed 2011-02-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,998,482 Common Shares - $0.0001 Par Value - as of January  13, 2011

UNITED STATES
KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and March 31, 2010	1

	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2010 and 2009 and for the period from March 5, 1999 (Inception) to December 31, 2010	2

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2010 and 2009 and for the period from March 5, 1999 (Inception) to December 31, 2010	3

	Notes To Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4.	Controls and Procedures.	11

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	(Removed and Reserved)	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
  CONSOLIDATED BALANCE SHEET S

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$1,100	$4,444

Total Current Assets	1,100	4,444

Other Assets
Patent Rights	165,570	165,570

Total Assets	$166,670	$170,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$34,460	$6,518
Accrued liabilities - related party	15,667	36,668
Accrued interest payable - related party	64,409	59,329
Accrued interest payable - preferred convertible stock	69,349	49,486
Loan payable-related party	1,045,096	870,796
Note payable-related party	100,000	100,000
Total Current Liabilities	1,328,981	1,122,797

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of December 31, 2010
and March 31, 2010 respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
December 31, 2010 and March 31, 2010 respectively	1,300	1,300
Additional paid-in capital	15,815,489	15,815,489
Deficit accumulated during development stage	(17,275,540)	(17,065,962)
Accumulated other comprehensive loss	(177,184)	(177,234)

Total Stockholders' Deficit	(1,162,311)	(952,783)

Total Liabilities and Stockholders' Deficit	$166,670	$170,014

See Accompanying Notes to Unaudited Consolidated Financial Statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the period from
					March 5, 1999
	For The Three Months Ended		For The Nine Months Ended		(inception) to
	December 31		December 31		December 31,
	2010	2009	2010	2009	2010

Operating Expenses
Compensation	$-	$-	$-	$-	$1,750,636
Depreciation and amortization	-	-	-	-	814,183
Consulting	8,353	14,000	52,118	41,999	9,911,927
Bad debt	-	-	-	-	12,819
Director fees	-	-	-	-	314,100
Financing fees	-	-	-	-	28,781
Professional fees	4,887	5,844	14,786	28,026	259,722
General and administrative	14,357	9,525	41,955	29,656	645,679
Research and development	16,264	39,672	32,076	130,756	1,697,027
Loss on debt conversion	-	-	-	-	519,795
Impairment loss	-	-	-	-	1,191,846
Total Operating Expenses	43,861	69,041	140,935	230,437	17,146,515

Other Income (Expenses)
Interest income	-	-	-	-	4,922
Interest expense	(8,415)	(8,401)	(24,943)	(23,787)	(151,455)
Loss on debt forgiveness	-	-	(43,690)	-	(230,956)
Loss on disposal of equipment	-	-	-	-	(567)
Foreign currency transaction gain	-	(129)	(10)	(63)	249,031
Total Other Income (Expense), net	(8,415)	(8,530)	(68,643)	(23,850)	(129,025)

Net Loss	$(52,275)	$(77,571)	$(209,578)	$(254,287)	$(17,275,540)

Comprehensive Income (Loss)
Foreign currency translation gain (loss)	-	139	50	10	(177,184)

Total Comprehensive Loss	$(52,275)	$(77,432)	$(209,528)	$(254,277)	$(17,452,724)

Weighted average number of shares outstanding
during the year - basic and diluted	12,998,482	12,743,610	12,998,482	12,743,610

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period from
			March 5, 1999
	For the Nine Months Ended December 31,		(Inception) to
	2010	2009	December 31, 2010
Cash Flows from Operating Activities:
Net loss	$(209,578)	$(254,287)	$(17,275,540)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	-	-	814,183
Recognition of services rendered by consultant	-	-	10,227,893
Stock based consulting expense	-	-	854,345
Stock based director fees	-	-	314,100
Stock based rent and administrative fees	-	-	167,028
Preferred convertible stock issued for interest due on outstanding preferred convertible stock	-	-	13,890
Common stock warrants issued as financing fee	-	-	3,783
Loss on disposal of equipment	-	-	567
Impairment loss	-	-	1,191,846
Loans receivable from related party-written off	43,689	-	299,783
Gain on settlement of accounts payable	-	-	(59,654)
Loss on settlement of accounts payable	-	-	519,795
Amortization of stock based financing fee	-	-	25,010
Changes in operating assets and liabilities:
Loan receivable	(43,689)	-	(309,620)
Prepaids and other assets	-	44,229	(5,000)
Accounts payable and accrued expenses	6,941	20,944	535,998
Related party accounts payable, accrued interest, and accrued liabilities	24,943	23,787	109,439
Net Cash Used in Operating Activities	(177,694)	(165,327)	(2,572,154)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(4,463)
Net Cash Used in Investing Activities	-	-	(4,463)

Cash Flows from Financing Activities:
Proceeds from common stock issuance, net of offering cost	-	-	958,222
Loan proceeds from related parties, net	174,300	153,738	1,823,471
Repayment of loan to related parties	-	-	(26,792)
Net Cash Provided by Financing Activities	174,300	153,738	2,754,901

Effect of Exchange Rate on Cash	50	10	(177,184)

Net Increase (decrease) in Cash and Cash Equivalents	(3,344)	(11,579)	1,100

Cash and Cash Equivalents at Beginning of Period	4,444	12,754	-

Cash and Cash Equivalents at End of Period	$1,100	$1,175	$1,100

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt to equity	$-	$-	$1,102,154
Stock issued for deferred consulting services	$-	$-	$6,750,000
Conversion of liabilities to note payable	$-	$-	$102,023
Stock issued for debt restructuring anti-dilusion provision	$-	$-	$800,000
Conversion of preferred shares to common shares	$-	$-	$250,000
Stock issued for future services	$-	$-	$1,200,000
Issued common shares for intangible assets	$160,570	$-	$2,160,570

See Accompanying Notes to Unaudited Consolidated Financial Statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited  financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2010 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended December 31, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $1,327,881 a deficit accumulated during development stage of $17,275,540 and a stockholders' deficit of $1,162,311 as of December 31, 2010. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 4 – ACCOUNTING STANDARDS UPDATES

In December 2010, the FASB issued Accounting Standard Update No. 2010-28 (ASU No. 2010-28) “Intangibles – Goodwill and Other (Topic 350).”  ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using effective date for public entities.  The Company is evaluating the impact ASU No. 2010-28 will have on the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements

NOTE 5- PATENT RIGHTS

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

Patent rights are stated at cost and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited ( twenty years) if and once the patent has been granted by the patent office.  As of December 31, 2010, the Company has not amortized the value of patent rights as it has not started generating any future economic benefits.  As per the Company’s management, there is no impairment noted in the value of patent rights as of December 31, 2010.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 5 – LOANS PAYABLE – RELATED PARTY

During the nine months ended December 31, 2010, the Company borrowed $174,300 from a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, does not follow any specific repayment terms and included in the loans payable- related party balance.

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

On May 7, 2010 the Company announced the cancellation of its agreement with Targeted Payload Therapeutics Inc. ("TPT") and pursue any activities under Standstill Agreement. For the periods ending December 31, 2010 and March 31, 2010, the Company had written off an impaired loan of $43,689 and $265,931, respectively, towards loss incurred as a consequence of cancellation of agreement with TPT.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December  31, 2010

NOTE 7- EQUITY

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears interest at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. Interest expense accrued on the Convertible Preferred Stock through December 31 was $69,349.

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

Results of Operations

For the nine months ended December 31, 2010 the Company’s net loss decreased by $44.709 to of $209,578 compared to a net loss of $254,287 for the nine months ended  December  31, 2009.    The comprehensive loss for the nine months ended December 31, 2010 decrease by $44,749 to  $209,528 compared to a  loss of $254,277 for the nine months ended December 31, 2010.

Liquidity and Capital Resources

The Company had working capital deficits  of $1,327,881 as of  December 31, 2010 and $1,118,353 as of  March 31, 2010.   Cash was $1,100 as of  December 31, 2010  and $4,444 as of March 31, 2010.

Cash  from operating activities

The Company’s cash used in operations   increased $12,367 to $177,694 for the nine months ended December 31, 2010 compared to cash used in operations of $165,327 for the nine months ended December 31, 2009.

Cash from financing activities

The Company’s net cash flows from financing activities increased $20,562 to  of $174,300 as of December 31, 2010 compared to  cash flows  from financing activities of $153,738 for the nine months ended December  31, 2009.

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

 During the second quarter  ended September 30, 2010 we instituted  an enhanced disclosure policies to ensure that information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and  is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure, as well as instituting enhanced procedures for evaluating related party receivables.

As of December 31, 2010 and as of the date of this report, we did not maintain effective controls over the control environment  specifically with respect to the fact that our board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

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

Kyto Biopharma, Inc. (Registrant)

Date: February 14, 2011	By:	/s/ Georges Benarroch
Georges Benarroch
President and Chief Executive Officer