Form 10-K
period 2011-03-31
KYTO BIOPHARMA INC
filed 2011-06-29
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011
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

COMMON STOCK, $0.0001 PAR VALUE
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 30, 2010, was approximately $146,549.76.

The Registrant had 12,998,482 shares of common stock, $0.0001 par value per share, outstanding on June  27, 2011,

TABLE OF CONTENTS
FORM 10-K
FOR FISCAL YEAR ENDED MARCH 31, 2011

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

(2) Research and Development Programs

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

(3) Distribution of Products

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

 (4) Patents

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

PATENT NO.	TITLE	ISSUED
NZ252,559	Anti-receptor agents to the vitamin B12/transcobalamin II receptor	02/14/97
US5,688,504	Anti-receptor and growth blocking agents to the vitamin B12/transcobalamin II receptor and binding sites	11/18/97
US5,739,287	Biotinylated cobalamins	04/14/98
US5,840,712	Water soluble vitamin B12 receptor modulating agents and methods relating thereto	11/24/98
US5,840,880	Vitamin B12 receptor modulating agents	11/24/98
US5,869,465	Methods for receptor modulation and uses thereto	02/09/99
US6,083,926	Water soluble vitamin B12 receptor modulating agents and methods relating thereto	07/04/00
CA2,135,277	Anti-receptor and growth blocking agents to the vitamin B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12	04/24/01
NZ323,127	Vitamin B12 receptor modulating agents and methods related and methods related thereto	07/12/01
KR297,310	Anti-receptor and growth blocking agents to the vitamin B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12	05/21/01
CH0754189	Receptor modulating agents and methods relating thereto	10/09/02
DE0754189	Receptor modulating agents and methods relating thereto	10/09/02
FR0754189	Receptor modulating agents and methods relating thereto	10/09/02
GB0754189	Receptor modulating agents and methods relating thereto	10/09/02
US7416728	Growth Blocking Agents	08/26/08
CA2199940	Anti-receptor and growth blocking agents to Vitamin B12/transcobalmin II Receptor and binding sites	02/11/11

(5) Regulatory Environment

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

(6) Research and Development Costs

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $0 and $146,347, and $1,664,951 the years ended March 31, 2011, 2010, and for the period from March 5, 1999 (inception) to March 31, 2011, respectively.

(7) Employees

The Company has no employees, full-time or part-time. The President of Kyto Biopharma, Inc. is acting as consultant to the Company and does not receive compensation.

C) REPORTS TO SECURITY HOLDERS

The Bylaws of Kyto Biopharma, Inc. are silent regarding an annual report to shareholders. Kyto Biopharma, Inc. is a reporting company and files reports with the U.S. Securities and Exchange Commission (SEC). The Company is required to file quarterly reports (Form 10-Q) and an annual report (Form 10-K) with the SEC. The annual report includes an audited consolidated financial statement.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to Benarroch Securities., a related party, at the rate of approximately $10,000 quarterly, which includes rent and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.

The Company owns no investments.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and directors.

ITEM 4.  SUBMISSION (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ending March 31, 2011. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-K filed with the U.S. Securities Exchange Commission.

(A) MARKET INFORMATION

As of February 23, 2011, our stock quotation coverage moved from the FINRA operated OTC Bulletin Board to the OTC Markets Group, Inc.'s OTCQB under the same symbol "KPBH."
In September, 2009, the Financial Industry Regulatory Authority (FINRA), which owns and operates the Over-the-Counter Bulletin Board (OTCBB), announced that it wished to divest itself of the ownership and operation of the OTCBB and intended to sell to an independent third party the OTCBB.com web site, URL, and reservation rights, certain OTCBB.com content; and the OTCBB trademark. Given the uncertainty of the fate of the FINRA operated OTCBB, there has been a large migration of market makers from the OTCBB quotation system to the OTC Link quotation system. According to otcmarkets.com, in the past 30 calendar days, there have been over 624 publically traded companies that have moved from being dually quoted (OTCBB and OTC Link) to being quoted exclusively on the OTC Link platform, and only 19 issuers remain exclusively quoted on the OTCBB. As of February 18, 2011, priced quotes published on OTC Link made up 95% of priced quotes in the OTC marketplace.

Our common stock had traded on the OTC Bulletin Board(R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2011 and 2010. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	Common Stock
	High	Low
Fiscal Year Ended March 31, 2011
First quarter	$0.70	$0.55
Second quarter	0.55	0.47
Third quarter	0.55	0.33
Fourth quarter	0.55	0.35

Fiscal Year Ended March 31, 2010
First quarter	$1.70	$0.55
Second quarter	1.50	1.50
Third quarter	1.50	0.45
Fourth quarter	1.01	0.30

There were 12,998,482 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2011.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2011, there were 14 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 150 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6.  SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	Years ended March 31,
	2011	2010

Net Loss	$(518,258)	$(591,293)

Loss Per Share	$(0.04)	$(0.05)

Total assets	$863	$170,014

Total liabilities	$1,382,799	$1,122,797

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited consolidated financial statements, in 2011 the company had, a net loss of $518,258, a working capital deficiency of $1,381,936, a stockholders' deficiency of $1,381,936, and a deficit accumulated during development stage of $17,584,219 at March 31, 2011. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Research and development expense was $0, $146,347, and $1,664,951 for the years ended March 31, 2011, 2010, and for the period from March 5, 1999 (inception) to March 31, 2011, respectively.

During the period ending March 31, 2011, the Company continued to evaluate its Intellectual Property Portfolio. Under the recommendation from Patent Attorneys, management and consultants, Kyto has elected to cancel patent protection in non essential jurisdictions, to allow more focus to be placed on Kyto’s monoclonal antibody technologies.

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

During the period ending March 31, 2011, the Company conducted a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full. During the year ending March 31, 2011, the Company wrote off  the patent rights valued at $165,570.

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

The Company has, as of the end of its fiscal year (March 31, 2011), $1,382,799 in liabilities. During 2011 and  2010 the Company advanced $43,689 and $265,931 respectively to a newly founded US based biotechnology company, Targeted Payload Therapeutics Inc. ("TPT"), a related party.  During the first quarter of 2011 the Company has deemed this advance uncollectable because the company cancelled the agreement with TPT as a result of irreconcilable differences among the management of TPT which prevented the project from moving forward. As of result we deemed the amount as non-recoverable and has written it off.   This has adversely impacted the Company’s liquidity.  The Company estimates that it will require up to $100,000 to meet operating costs, excluding research and development costs, and up to $300,000 for research and development costs for this fiscal year. In addition, with the help of its scientific partners, the Company is reviewing its technology and assessing the best way of pursuing its development. The report of our Independent Registered Public Accounting Firm on our March 31, 2011 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we would be forced to curtail our business operations.

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

(B) LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficit of $1,381,936 and $1,118,353 as of March 31, 2011 and 2010 respectively. Cash were $863 and $4,444 as of March 31, 2011 and 2010 respectively.

Cash from operating activities
The company’s cash outflow from operations of $246,432 for the year ended March 31, 2011 was $278,860 below cash flow from operating activities as of March 31, 2010 which was $525,292.

Cash from financing activities
The company’s net cash flow from financing activities of $242,800 for the year ended March 31, 2011 was $274,172- below the cash flow from financing activities for the year ended March 31, 2010, which was $516,972.

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

In addition to the competition, as noted above, the Company faces certain adverse conditions/and/or risks factors as outlined below:

● KYTO'S BUSINESS STRATEGY REQUIRES THAT IT ESTABLISH AND MAINTAIN GOOD STRATEGIC ALLIANCES. Currently, Kyto is seeking strategic alliances. We have limited experience in establishing and maintaining such strategic alliances and cannot give any assurance that we will be successful in establishing one or more relationships. Our strategy for the research, development and commercialization of our potential biopharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, we may seek to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our potential pharmaceutical products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships.

● KYTO HAS NO EXPERIENCE IN MANUFACTURING, PROCURING PRODUCTS IN COMMERCIAL QUANTITIES OR MARKETING, CONDUCTING CLINICAL TRIALS, REGULATORY APPROVAL PROCESS AND ONLY LIMITED EXPERIENCE IN NEGOTIATING, SETTING-UP OR MAINTAINING RESEARCH COLLABORATION AND THERE IS NO ASSURANCE THAT IT WILL SUCCESSFULLY ENGAGE OR CONTINUE TO ENGAGE IN ANY OF THESE ACTIVITIES. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis. Kyto may be unable to obtain the raw materials used in the production of some of its bioconjugates in sufficient quantity to meet demand when and if such product is approved. By example, paclitaxel is derived from certain varieties of yew trees and is also used in one of the Company's drug candidates. To date, Kyto has not entered into an agreement with a supplier to provide sufficient quantity or quality of any drugs used in the construction of its bioconjugates. Kyto does not have internal facilities for the manufacture of any of its products for clinical or commercial production.

● MANY OF KYTO'S DRUG CANDIDATES ARE STILL IN RESEARCH AND PRECLINICAL DEVELOPMENT, WHICH MEANS THAT THEY HAVE NOT YET BEEN TESTED ON HUMANS. The Company will need to commit significant time and resources to develop these and additional product candidates. Kyto is dependent on the successful completion of clinical trials and obtaining regulatory approval in order to generate revenues. Specifically, its drug candidates that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may: i) be found ineffective or cause harmful side effects during preclinical testing or clinical trials, ii) fail to receive necessary regulatory approvals, iii) be difficult to manufacture on a large scale, iv) be uneconomical to produce, v) fail to achieve market acceptance, vi) be precluded from commercialization by proprietary rights of third parties, or vii) third parties may market superior or equivalent drugs.

● KYTO HAS BASED MANY OF ITS DRUG CANDIDATES ON UNPROVEN NOVEL TECHNOLOGIES, AND IT MAY NEVER DEVELOP THEM INTO COMMERCIAL PRODUCTS. Our primary focus is on our research and development activities of drug candidates covered by proprietary biopharmaceutical patents and patent applications. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could exceed budgeted amounts and estimated time frames may require extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our research and development effort and our business could ultimately suffer. We anticipate that we will remain principally engaged in research and development activities for an indeterminate, but substantial, period of time. Furthermore, preclinical results in animal studies may not predict outcome in human clinical trials.

● KYTO MAY NOT BE SUCCESSFUL IN PROTECTING ITS INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. The Company cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. Kyto cannot assure investors that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

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

 ● OUR SECURITIES ARE QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

● WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The ability of the Company to secure sources of funding will depend on a number of factors including, the prevailing market price of our common stock the results of our research and development programs, the timing and results of preclinical and clinical trials, our ability to maintain existing and establish new collaborative agreements with other companies to provide funding to us, technological advances, and activities of competitors and other factors and the extent to which we are able to secure working capital from other sources, such as through the sale of debt or sale of stock. If sufficient financing is not available or if we are unable to license and sell our technologies and related products, we will need to secure another source of funding in order to satisfy our working capital needs.

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

● THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, CASH USED IN OPERATIONS, STOCKHOLDERS' DEFICIT, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. The report of our Independent Registered Public Accounting Firm on our March 31, 2011 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached audited consolidated financial statements for KYTO BIOPHARMA, INC. AND SUBSIDIARY for the fiscal years ended March 31, 2011, 2010 and Cumulative from March 5, 1999 (Inception) to March 31, 2011 can be found beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On May 3, 2011 (the “Resignation Date”), Jewett, Schwartz, Wolfe & Associates   (“JSW”) advised Kyto Biopharma Inc. (the “Company”) that its audit practice was acquired by RBSM LLP (“RBSM ”), an independent registered public accounting firm and that, accordingly, JSW was resigning as the Company’s independent registered public accounting firm.

The reports of JSW on the Company’s  financial statements for the years ended March 31, 2010 and 2009  and for the period March 5, 1999 (date of inception) through March 31, 2010 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports of JSW on the Company’s consolidated financial statements as of and for the years ended March 31, 2010 and 2009 and for the period March 5, 1999 (date of inception) through March 31, 2010 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern due to a deficit in working capital and incurring significant losses.

During the years ended March 31, 2010 and 2009 and for the period March 5, 1999 (date of inception) through March 31, 2010, and through May 2, 2011, the Company has not had any disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to JSW’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended March 31, 2010 and 2009 and for the period March 5, 1999 (date of inception) through March 31 2010, and through May 3, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On May 9, 2011  (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended March 31, 2011. The engagement of RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the first quarter of  fiscal 2011 that was not reported.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Georges Benarroch	64	President & Chief Executive Officer, Director

Jean-Luc Berger, Ph.D.	47	Director

Uri Sagman, M.D. FRCPC	57	Director

Don MacAdam	64	Director

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

MR. DONALD MACADAM, DIRECTOR.

Director of the Company since November 17, 1999. Since January 2000, Mr. MacAdam is a consultant to technology companies. He is currently President and Chief Executive Officet of MBVax Bioscience, a private Canadian biotechnology company. From 1997 to 1999, he was President and Chief Executive Officer of Tm Bioscience Corporation. Prior to Tm Bioscience Corporation, Mr. MacAdam was President of CRS Robotics Corporation from 1993 to 1996. Both Tm Bioscience Corporation and CRS Robotics Corporation are public companies.  Mr. Macadam resigned as a director of the company on May 17, 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE

The following table sets forth all annual and long term compensation for services in all capacities rendered to Kyto by its executive officers and directors for each of the last two most recently completed fiscal years.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
All Other Name and Payouts Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP ($)

Jean-Luc Berger, Director	2011	None				None
	2010	None				None

Georges Benarroch, Director	2011	None				None
	2010	None				None

Donald MacAdam, Director	2011	None				None
	2010	None				None

 (B) OPTION/SAR GRANTS TABLE
 There were no options granted to employees and no grants to key employees in fiscal years 2011 and 2010.

(C) LONG-TERM INCENTIVE ("LTIP") AWARDS TABLE

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

No director shares were granted in fiscal years  2011 and 2010 .

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2011 of Kyto other than for routine indebtedness.

(E) EMPLOYMENT CONTRACTS

None

(F) REPORT ON REPRICING OF OPTIONS/SARS

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	PREFERRED SHARES	PERCENTAGE OF CLASS

Convertible Preferred	Credifinance Capital Corp. (1)	473,624	100.0%

 (C) SECURITY OWNERSHIP OF MANAGEMENT

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	COMMON SHARES	PERCENTAGE OF CLASS

Common	Georges Benarroch (1)	177,412	1.4%
Common	Dr. Jean-Luc Berger	527,025	4.054%
Common	Uri Sagman	1,402,025	10.7%

(1) Georges Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp which 473,624 convertible preferred shares represented 100% of issued shares.

(D) CHANGES IN CONTROL

There is no such arrangement which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in notes 6 of the consolidated Financial Statements.

During the year ended March 31, 2010, we loaned $265,931 to a newly founded US based biotechnology company, Targeted Payload Therapeutics Inc. ("TPT"), a related party. Amounts loaned under this notes were non- interest bearing, unsecured, due on demand and did not follow any specific repayment terms. TPT was created to commercialize licensed technology which was developed at leading medical centers of excellence in the USA.  Mr. Georges Benarroch, our CEO and member of our Board of Directors, and Dr. Uri Sagman, a member of our Board of Directors, are also the founders of TPT.  In April 2010, an additional loan of $43,690 was made to TPT.  In May 2010, we cancelled the agreement with TPT.  Accordingly, as we deem the amounts owed us by TPT as non-recoverable, at March 31, 2011 and 2010 we have written off this loan receivable in the amount of $43,690 and $265,931 respectively.

At March 31, 2011, the Company owed $1,066,096 to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. However, ASC-835-30 “Imputation of Interest” has been applied to impute the interest on loan from the related party as there is no agreement between the Companies. Imputation of interest has been done @5%p.a. quarterly cumulative from FY 2009 and $89,043 has been imputed as interest.

Preferred convertible stock were issued in 2008 to satisfy a related party loan . The shares may be converted into common shares at the rate of $0.45 per share and bear interest at the rate of 5% per annum.  As of March 31, 2011 the a company has accrued $76,137 as interest

 During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at March 31, 2011). Interest is accrued and payable quarterly. At March 31, 2011 and 2010, accrued interest totaled $66,139 and $59,329, respectively.

(B) TRANSACTIONS WITH PROMOTORS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is holding 473,624 convertible preferred shares represented 100% of issued shares.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed RBSM LLP (“RBSM”), as our independent auditors for the fiscal year ending March 31, 2011

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $20,000 for audit of our annual consolidated financial statements for the fiscal year ended March 31, 2011 included in our annual report on Form 10-K. Jewett, Schwartz, Wolfe and Associates, billed an aggregate of $12,000 for the review of our interim financial statements included in our quarterly reports on Form 10-Q.

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP and Jewett, Schwartz, Wolfe and Associates for audit related services rendered during the fiscal year ended March 31, 2011, in connection with, among other things, the preparation of a Registration Statement on Form 10-K.

(3) Tax Fees

No professional services were rendered by RBSM LLP and Jewett, Schwartz, Wolfe and Associates for tax compliance, tax advice, and tax planning the fiscal year ended March 31, 2011.

 (4) All Other Fees

Not applicable.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(A) LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)(a)	Articles of Incorporation of Kyto Biopharma, Inc.*
3(i)(b)	Articles of Amendment changing name to Kyto Biopharma, Inc.*
3(ii)	Bylaws of Kyto Biopharma, Inc.*
31.1	Section 302 Certification of the principal executive officer**
31.2	Section 302 Certification of the principal financial and accounting officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the principal executive officer and principal financial accounting officer**

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

KYTO BIOPHARMA, INC.

DATE: June 29, 2011	By:	/s/ Georges Benarroch
Name: Georges Benarroch
Title: President & C.E.O.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Georges Benarroch	President, Chief Executive Officer, principal executive officer	June 29, 2011
Georges Benarroch	and principal financial and accounting officer

/s/ Jean-Luc Berger	Director	June 29, 2011
Jean-Luc Berger

/s/ Uri Sagman	Director	June 29, 2011
Uri Sagman

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)

Consolidated Financial Statements
Table of Contents

Report of Independent Registered Public Accounting Firms	F-2 / F-3

Consolidated Balance Sheets as of March 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the years ended March 31, 2011 and 2010 and for the period from March 5, 1999 (Date of Inception) through March 31, 2011	F-5

Consolidated Statements of Stockholders' Deficit for the period from March 5, 1999 (Date of Inception) through March 31, 2011.	F-6 / F-8

Consolidated Statements of Cash Flows for the years ended March 31, 2011 and 2010 and for the period from March 5, 1999 (Date of Inception) through March 31, 2011	F-9

Notes to Consolidated Financial Statements	F-10 / F-22

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and shareholders of
Kyto Biopharma, Inc.
Toronto, Canada

We have audited the accompanying consolidated balance sheet of Kyto Biopharma, Inc. and its Subsidiary (the “Company”), a development Stage company as of March 31, 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2011 and for the period from March 5, 1999 (date of inception) through March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company for the period from March 5, 1999 (date of inception) through March 31, 2010 were not audited by us. Those statements were audited by other auditors whose report, dated June 28, 2010 except for Note 2 as to which the date is August 26, 2010 expresses an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The consolidated financial statements for the period from March 5, 1999 (date of inception) through March 31, 2010, reflect a net loss of $17,065,962. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from March 5, 1999 (date of inception) through March 31, 2010 is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kyto Biopharma, Inc. and its Subsidiary as of March 31, 2011 and the consolidated results of its operations and its cash flows for the year ended March 31, 2011, and for the period from March 5, 1999 (date of inception) through March 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 of the accompanying consolidated financial statements, the Company is in development stage, has no revenue, has incurred significant losses since inception, and has a working capital deficiency as of March 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
New York, New York
June 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and sharesholders of
Kyto Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Kyto Biopharma, Inc. (A Development Stage Company) as of March 31, 2010 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended March 31, 2010 and for the period from March 5, 1999 (inception) through March 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accountng principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our aduits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kyto Biopharma, Inc. (A Development Stage Company ) as of March 31, 2010 and the results of its operations and its cash flows for the year then ended March 31, 2010, and from March 5, 1999 (inception) through March 31, 2010 in conformity with accounting princples generally accepted in the United States.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
June 28, 2010 except for Note 2 as to
which the date is August 26, 2010

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	March 31,
	2011	2010
		(Restated)
ASSETS
Current Assets
Cash	$863	$4,444

Total Current Assets	863	4,444

Other Assets
Patent Rights	-	165,570

Total Assets	$863	$170,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$12,760	$6,518
Accrued liabilities	32,667	21,667
Accrued liabilities - related party	29,000	62,501
Accrued interest payable - related party	66,139	59,329
Accrued interest payable - preferred convertible stock	76,137	49,486
Loan payable-related party	1,066,096	823,296
Note payable-related party	100,000	100,000
Total Current Liabilities	1,382,799	1,122,797

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of
March 31, 2011 and 2010 respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
March 31, 2011 and 2010 respectively	1,300	1,300
Additional paid-in capital	15,904,542	15,815,489
Deficit accumulated during development stage	(17,584,219)	(17,065,962)
Accumulated other comprehensive loss	(177,183)	(177,234)

Total Stockholders' Deficit	(1,381,936)	(952,783)

Total Liabilities and Stockholders' Deficit	$863	$170,014

The accompanying notes are an integral part of these consolidated financial statements

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

			For the period from
			March 5, 1999
	For The Year Ended		(inception) to
	March 31		March 31,
	2011	2010	2011
		(Restated)

Operating Expenses
Depreciation and amortization	$-	$-	$814,183
General and administrative	352,050	293,369	16,543,447

Total Operating Expenses	$352,050	$293,369	$17,357,630

Loss from Operation	$352,050	$293,369	$17,357,630

Other Income (Expenses)
Interest income	-	-	4,922
Interest expense	(122,514)	(31,903)	(249,026)
Loss on debt forgiveness	(43,690)	(265,931)	(230,956)
Loss on disposal of equipment	-	-	(567)
Foreign currency transaction gain	(4)	(90)	249,038
Total Other Income (Expense), net	(166,208)	(297,924)	(226,589)

Net Loss before taxes	$(518,258)	$(591,293)	$(17,584,220)

Net Income (Tax) Benefit	$-	$-	$-

Net Loss	$(518,258)	$(591,293)	$(17,584,220)

Comprehensive Income (Loss)
Foreign currency translation gain (loss)	51	10	(177,183)

Total Comprehensive Loss	$(518,207)	$(591,283)	$(17,761,403)

Weighted average number of shares outstanding
during the year - basic and diluted	12,998,482	12,743,610

Net loss per share - basic and diluted	$(0.04)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the period from March 5, 1999 (Date of Inception) to March 31, 2011

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During	Comprehensive			Deferred
	$1.00 par value		$0.0001 par value		Paid - in	Development	Income	Deferred	Subscription	Loan	Deferred
	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	Consulting	Receivable	Fee	Expenses	Total
Common stock issued for services to officer	-	$-	300,000	$30	$299,970	$-	$-	$-	$-	$-	$-	$300,000
Common stock issued for services to consultant	-	-	255,000	25	254,975	-	-	-	-	-	-	255,000
Warrants issued to consultant	-	-	-	-	345,000	-	-	-	-	-	-	345,000
Net loss, 1999	-	-	-	-	-	(900,000)	-	-	-	-	-	(900,000)
Balance, March 31, 1999	-	$-	555,000	$55	$899,945	$(900,000)	$-	$-	$-	$-	$-	$-
Preferred stock issued for cash	250,000	250,000	-	-	-	-	-	-	-	-	-	250,000
Offering cost	-	-	-	-	(17,005)	-	-	-	-	-	-	(17,005)
Common stock issued for intangible assets	-	-	2,000,000	200	1,999,800	-	-	-	-	-	-	2,000,000
Common stock issued for cash upon exercise
of warrants	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Foreign currency translation loss	-	-	-	-	-	-	(5,745)	-	-	-	-	(5,745)
Net loss, 2000	-	-	-	-	-	(650,366)	-	-	-	-	-	(650,366)
Balance, March 31, 2000	250,000	$250,000	2,655,000	$265	$2,982,730	$(1,550,366)	$(5,745)	$-	$-	$-	$-	$1,676,884
Common stock issued as director fees	-	-	58,100	6	58,094	-	-	-	-	-	-	58,100
Common stock issued for cash upon exercise
of warrants	-	-	150,000	15	149,985	-	-	-	-	-	-	150,000
Common stock issued for cash upon exercise
of warrants	-	-	345,000	35	-	-	-	-	-	-	-	35
Common stock issued to officer as
compensation	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Common stock issued for cash	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Common stock issued to consultant for services not yet rendered	-	-	400,000	40	1,199,960	-	-	(1,200,000)	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	60,054	-	-	-	-	60,054
Net loss, 2001	-	-	-	-	-	(966,789)	-	-	-	-	-	(966,789)
Balance, March 31, 2001	250,000	$250,000	3,808,100	$381	$4,590,749	$(2,517,155)	$54,309	$(1,200,000)	$-	$-	$-	$1,178,284

The accompanying notes are an integral part of these consolidated financial statements

Preferred stock converted to common stock	(250,000)	(250,000)	250,000	25	249,975	-	-	-	-	-	-	-
Common stock warrants issued for consulting
services	-	-	-	-	254,346	-	-	-	-	-	-	254,346
Common stock issued for cash upon exercise
of warrants	-	-	125,000	13	124,987	-	-	-	-	-	-	125,000
Common stock warrants issued for services	-	-	-	-	849,915	-	-	-	-	-	-	849,915
Common stock issued for cash upon exercise
of warrants	-	-	850,000	85	-	-	-	-	-	-	-	85
Common stock issued to directors as
compensation	-	-	6,000	-	6,000	-	-	-	-	-	-	6,000
Common stock issued to employees as
compensation	-	-	3,000	-	3,000	-	-	-	-	-	-	3,000
Common stock issued as loan fee	-	-	25,000	3	24,997	-	-	-	-	(25,000)	-	-
Foreign currency translation gain	-	-	-	-	-	-	13,397	-	-	-	-	13,397
Net loss, 2002	-	-	-	-	-	(2,959,415)	-	-	-	-	-	(2,959,415)
Balance, March 31, 2002	-	$-	5,067,100	$507	$6,103,969	$(5,476,570)	$67,706	$(1,200,000)	$-	$(25,000)	$-	$(529,388)
Stock issued for cash and services	-	-	225,000	22	224,978	-	-	-	-	-	-	225,000
Stock issued in settlement of accounts payable,
net of redeemable shares	-	-	100,000	10	99,990	-	-	-	-	-	-	100,000
Stock issued to settle loans payable, related party	-	-	102,658	10	102,648	-	-	-	-	25,000	-	127,658
Common stock issued for services to
consultant not yet rendered	-	-	800,000	80	799,920	-	-	(800,000)	-	-	-	-
Stock issued for past and future rent and
administrative services	-	-	65,000	7	64,993	-	-	-	-	-	(30,000)	35,000
Common stock warrants issued as financing fee	-	-	-	-	3,783	-	-	-	-	-	-	3,783
Foreign currency translation loss	-	-	-	-	-	-	(80,354)	-	-	-	-	(80,354)
Net loss, 2003	-	-	-	-	-	(319,141)	-	-	-	-	-	(319,141)
Balance, March 31, 2003	-	$-	6,359,758	$636	$7,400,281	$(5,795,711)	$(12,648)	$(2,000,000)	$-	$-	$(30,000)	$(437,442)

Foreign currency translation loss	-	-	-	-	-	-	(117,341)	-	-	-	-	(117,341)
Amortization of deferred expenses	-	-	-	-	-	-	-	-	-	-	30,000	30,000
Net Loss, 2004	-	-	-	-	-	(34,846)		-	-	-	-	(34,846)
Balance, March 31, 2004	-	$-	6,359,758	$636	$7,400,281	$(5,830,557)	$(129,989)	$(2,000,000)	$-	$-	$-	$(559,629)
Stock issued for cash and services	-	-	500,000	50	249,950	-	-	-	-	-	-	250,000
Common stock issued for services to consultant not yet rendered	-	-	4,500,000	450	6,749,550	-	-	(5,343,750)	-	-	-	1,406,250
Stock issued to settle loans payable, related party	-	-	320,000	32	479,968	-	-	-	-	-	-	480,000
Stock issued for past and future rent and
administrative services	-	-	133,333	13	199,986	-	-	-	(13)	-	-	199,986
Foreign currency translation loss	-	-	-	-	-	-	(87,495)	-	-	-	-	(87,495)
Net Loss, 2005	-	-	-	-	-	(1,963,666)	-	-	-	-	-	(1,963,666)

The accompanying notes are an integral part of these consolidated financial statements

Balance, March 31, 2005	-	$-	11,813,091	$1,181	$15,079,735	$(7,794,223)	$(217,484)	$(7,343,750)	$(13)	$-	$-	$(274,554)
Stock issued for cash and services	-	-	173,058	18	173,040	-	-	-	-	-	-	173,058
Recognition of services rendered by consultant	-	-	-	-	-	-	-	3,374,950	-	-	-	3,374,950
Stock issued to settle loans payable, related party	-	-	14,054	1	10,540	-	-	-	-	-	-	10,541
Stock issued for past and future rent and
administrative services	-	-	80,000	8	59,992	-	-	-	-	-	-	60,000
Foreign currency translation loss	-	-	-	-	-	-	(40,435)	-	-	-	-	(40,435)
Net Loss, 2006	-	-	-	-	-	(3,534,787)	-	-	-	-	-	(3,534,787)
Balance, March 31, 2006	-	$-	12,080,203	$1,208	$15,323,307	$(11,329,010)	$(257,919)	$(3,968,800)	$(13)	$-	$-	$(231,227)
Stock issued for cash and services	-	-	-	-	-	-	-	-	-	-	-	-
Recognition of services rendered by consultants	-	-	-	-	-	-	-	3,968,800	-	-	-	3,968,800
Stock issued for past and future rent and
administrative services	-	-	-	-	-	-	-	-	13	-	-	13
Foreign currency translation loss	-	-	-	-	-	-	(13,866)	-	-	-	-	(13,866)
Net Loss, 2007	-	-	-	-	-	(4,148,725)	-	-	-	-	-	(4,148,725)
Balance, March 31, 2007	-	$-	12,080,203	$1,208	$15,323,307	$(15,477,735)	$(271,785)	$-	$-	$-	$-	$(425,005)
Preferred convertible stock issued to settle loan payable, related party	459,734	459,734	-	-	-	-	-	-	-	-	-	459,734
Preferred convertible stock issued to settle 5% interest on
convertible preferred stock	13,890	13,890	-	-	-	-	-	-	-	-	-	13,890
Common stock issued to settle loan payable, related party	-	-	3,408	1	1,703	-	-	-	-	-	-	1,704
Stock issued for rent and administrative services	-	-	159,999	16	79,984	-	-	-	-	-	-	80,000
Common stock issued for director fees	-	-	500,000	50	249,950	-	-	-	-	-	-	250,000
Foreign currency translation loss	-	-	-	-	-	-	(146,222)	-	-	-	-	(146,222)
Net Loss, 2008	-	-	-	-	-	(353,838)	-	-	-	-	-	(353,838)
Balance, March 31, 2008	473,624	$473,624	12,743,610	$1,275	$15,654,944	$(15,831,573)	$(418,007)	$-	$-	$-	$-	$(119,737)
Foreign currency translation gain	-	-	-	-	-	-	240,763	-	-	-	-	240,763
Net Loss, 2009	-	-	-	-	-	(643,096)	-	-	-	-	-	(643,096)
Balance, March 31, 2009	473,624	$473,624	12,743,610	$1,275	$15,654,944	$(16,474,669)	$(177,244)	$-	$-	$-	$-	$(522,070)
Common stock issued for patent rights	-	-	254,872	25	160,545	-	-	-	-	-	-	160,570
Foreign currency translation gain	-	-	-	-	-	-	10	-	-	-	-	10
Net Loss, 2010	-	-	-	-	-	(591,293)	-	-	-	-	-	(591,293)
Balance, March 31, 2010	473,624	$473,624	12,998,482	$1,300	$15,815,489	$(17,065,962)	$(177,234)	$-	$-	$-	$-	$(952,783)
Imputed Interest	-	-	-	-	89,053	-	-	-	-	-	-	89,053
Net Loss, 2011	-	-	-	-	-	(518,257)	-	-	-	-	-	(518,257)
Foreign currency translation gain	-	-	-	-	-	-	51	-	-	-	-	51
Balance, March 31, 2011	473,624	$473,624	12,998,482	$1,300	$15,904,542	$(17,584,219)	$(177,183)	$-	$-	$-	$-	$(1,381,936)

The accompanying notes are an integral part of these consolidated financial statements

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period from March 5, 1999 (Inception) to March 31, 2011

	For the Year Ended March
	2011	2010
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(518,258)	$(591,293)	$(17,584,219)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	-	-	814,183
Recognition of services rendered by consultant	-	-	10,227,893
Stock based consulting expense	-	-	854,345
Stock based director fees	-	-	314,100
Stock based rent and administrative fees	-	-	167,028
Interest Expense	89,053	-	89,053
Preferred convertible stock issued for interest due on outstanding preferred convertible stock	-	-	13,890
Common stock warrants issued as financing fee	-	-	3,783
Loss on disposal of equipment	-	-	567
Impairment loss	165,570	-	1,357,416
Loans receivable from related party-written off	43,689	-	299,783
Gain on settlement of accounts payable	-	-	(59,654)
Loss on settlement of accounts payable	-	-	519,795
Amortization of stock based financing fee	-	-	25,010
Changes in operating assets and liabilities:
Loan receivable	(43,689)	-	(309,620)
Prepaids and other assets	-	42,562	(5,000)
Accounts payable and accrued expenses	17,242	(8,465)	546,299
Related party accounts payable, accrued interest, and accrued liabilities	(40)	31,904	81,456
Net Cash Used in Operating Activities	(246,432)	(525,292)	(2,640,892)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(4,463)
Net Cash Used in Investing Activities	-	-	(4,463)

Cash Flows from Financing Activities:
Proceeds from common stock issuance, net of
offering cost	-	-	958,222
Loan proceeds from related parties, net	275,800	516,972	1,924,971
Repayment of loan to related parties	(33,000)	-	(59,792)
Net Cash Provided by Financing Activities	242,800	516,972	2,823,401

Effect of Exchange Rate on Cash	51	10	(177,183)

Net Increase (decrease) in Cash and Cash Equivalents	(3,581)	(8,310)	863

Cash and Cash Equivalents at Beginning of Period	4,444	12,754	-

Cash and Cash Equivalents at End of Period	$863	$4,444	$863

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt to equity	$-	$-	$1,102,154
Stock issued for deferred consulting services	$-	$-	$6,750,000
Conversion of liabilities to note payable	$-	$-	$102,023
Stock issued for debt restructuring anti-dilusion provision	$-	$-	$800,000
Conversion of preferred shares to common shares	$-	$-	$250,000
Stock issued for future services	$-	$-	$1,200,000
Issued common shares for intangible assets	$-	$160,570	$2,160,570

The accompanying notes are an integral part of these consolidated financial statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

(C) GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has no revenues, a net loss of $518,258 , a working capital deficiency of $1,381,936, a stockholders' deficiency of $1,381,936 and a deficit accumulated during the development stage of $17,584,219 at March 31, 2011. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2011, the Company received $242,800 in related party debt financing.

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
MARCH 31, 2011

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

Significant estimates during 2011 and 2010 and for the period for March 5, 1999 (inception) to March 31, 2011 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

 (E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2011 and 2010, respectively.

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

(G) CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2011, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2011 and 2010, respectively.

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
MARCH 31, 2011

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

(J) STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation requires generally that all equity awards granted to employees be accounted for at “fair value.” This fair value is measured at grant for stock settled awards, and at subsequent exercise or settlement for cash-settled awards.

Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model.

(K) RESEARCH AND DEVELOPMENT COSTS

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $0, $146,347, and $1,664,951 for the years ended March 31, 2011, 2010, and for the period from March 5, 1999 (inception) to March 31, 2011, respectively.

(L) PATENT RIGHTS

 Acquisition of Patent Rights is stated at cost and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited if and once the patent has been granted by the United States Patent and Trademark Office (“USPTO”). The Company will write-off any currently capitalized costs for patents not granted by the USPTO (See note 3).

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

(N) COMPREHENSIVE INCOME

The Company accounts for Comprehensive Income under the Financial Accounting Standards Board Statement of Financial Accounting Standards  Accounting Standard Codification  Topic 220, "Reporting Comprehensive Income" ("Topic  220"). Topic 220 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income (loss) and other comprehensive income (loss).

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The foreign currency translation gains and losses resulting from the translation of the financial statements of B Twelve, Ltd. expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income or Loss in the Statement of Operations.

(O) NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards Accounting Standard Codification Topic. 260, "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is anti dilutive for the periods presented. At March 31, 2011, there were convertible preferred shares which could have been potentially been converted into 1,052,498 shares of common stock, but would be anti dilutive.

(P) SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

(Q) RECLASSIFICATIONS

Certain amounts in the March 31, 2010 consolidated financial statements may have been reclassified to conform to the March 31, 2011 presentation.

NOTE 2  RESTATEMENT

In the second quarter of 2010, the Company cancelled the agreement with Targeted Payload Therapeutics (“TPT”), a private Nevada registered company, as described in Note 6. As of March 31, 2010, the Company was owed $265,931 from TPT which was considered non-recoverable and impaired as a result of cancellation of agreement in May, 2010 between the Company and TPT. Accordingly, the Company recorded a write off of an impaired loan receivable in the amount of $265,931 for the year ending March 31, 2010, which resulted in an increase of net loss from $325,362, as previously reported to $591,293 as restated, and an increase in deficit accumulated during development stage from $16,800,031, as previously reported to $17,065,962, as restated. This adjustment also resulted in a decline of total assets from $435,945, as previously reported to $170,014, as restated. The Company has reflected the impact of these adjustments in its consolidated financial statements for the year ending March 31, 2010.

NOTE 3  PATENT RIGHTS
Acquisition of Patent Rights is stated at cost and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited if and once the patent has been granted by the United States Patent and Trademark Office.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 3  PATENT RIGHTS (CONTINUED)

Kyto executed an “Executive Licensing Agreement” with The Research Foundation of State University of New York, “RFSUNY”, allowing Kyto to license certain technology surrounding the Human Transcobalamin

Receptor.  The licensing agreement is active until the expiry of the patent rights.  The rights primarily relate to the patent: “Transcobalamin Receptor Polypeptides, Nucleic Acids, and Modulators Thereof, and Related Methods of Use in Modulating Cell Growth and Treating Cancer and Cobalamin Deficiency”.   The Patents were deemed to have been impaired during the year ended March 31, 2011.

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

NOTE 5  COMMITMENTS AND CONTINGENCIES

(A) LEASES

The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder. Rent expense in 2011, 2010, and for the period from March 5, 1999 (inception) to March 31, 2011 were $20,000, $18,000 and $206,377, respectively and is included in general and administrative expense in these accompanying consolidated statements of operations.

(B) REGULATION

The business of the Company is subject to various governmental regulations in the United States of America, Canada, and other countries, which must approve any Company products before commencement of commercial sales and which regulate the manufacturing of pharmaceuticals.

NOTE 6  RELATED PARTY TRANSACTION

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
MARCH 31, 2011

NOTE 6  RELATED PARTY TRANSACTION (CONTINUED)

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

 At March 31, 2011, the Company owed $1,066,096 to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. However, FASB-835-30 “Imputation of Interest” has been applied to impute the interest on loan from CFCC as there is no agreement between the Company and CFCC. Imputation of interest has been done @5%p.a. quarterly cumulative from FY 2009 and $89,043 has been imputed as interest.

(B) LOAN RECEIVABLE FROM TPT

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

In April 2010, an additional loan of $43,690 was made to TPT.  In May 2010, the Company cancelled the agreement with TPT.  Accordingly, as the Company deem the amounts owed us by TPT as non-recoverable, at March 31, 2011 and 2010 the Company have written off this loan receivable in the amount of $43,690 and $265,931 respectively.  (See note 2).

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 6  RELATED PARTY TRANSACTION (CONTINUED)

 (C) ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2011, 2010, and for the period from March 5, 1999 (inception) to March 31, 2011 was $40,000, $36,000, and $450,254, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. During the year ended March 31, 2008, the Company issued 159,999 shares of common stock valued at $0.50 per share for a total of $80,000 to satisfy accrued rent and administrative expense. As of March 31, 2011 and 2010, the remaining balance in the accrued liabilities-related party account for the above services was $29,000 and $62,501, respectively.

(D) NOTE PAYABLE, RELATED PARTY

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at March 31, 2011). Interest is accrued and payable quarterly. At March 31, 2011 and 2010, accrued interest totaled $66,139 and $59,329, respectively. In connection with the promissory note, all principal and accrued interest is payable in full upon the earliest of the following:

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
MARCH 31, 2011

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

As of March 31, 2011, 473,624 convertible preferred shares were outstanding.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7  STOCKHOLDERS' DEFICIENCY (CONTINUED)

As of March 31, 2011, 12,998,482 common  shares were outstanding.

(C) STOCK OPTIONS AND WARRANTS

The Company issues stock options and warrants to employees, service providers, and investors in the course of business.

For stock options and warrants issued to non-employees, the Company applies ASC 718. Accordingly, consulting expense of $3,783 and $254,345 were recognized in 2003 and 2002, respectively, upon granting of 25,000 and 125,000 common stock options, respectively. $345,000 was charged to operations in 1999 as reflected in the accompanying consolidated statements of operations from March 5, 1999 (inception) to March 31, 2008.

For consolidated financial statement disclosure purposes and for purposes of valuing stock options and warrants issued to consultants, the fair market value of each stock granted was estimated on the grant date using the

Black-Scholes Option-Pricing Model in accordance with ASC 718. The following weighted-average assumptions were used for the year ended March 31:

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Expected Dividend Yield	--	--	--	--	--	--	--	--	--	--	--	--	--
Risk Free Interest Rate	--	--	--	--	--	--	--	--	4.15%	3.57%	--	--	4.53%
Expected Volatility	--	--	--	--	--	--	--	--	0.00%	0.00%	--	--	0.00%
Expected Term	--	--	--	--	--	--	--	--	4 Years	1 Year	--	--	2 Years

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7  STOCKHOLDERS' DEFICIENCY (CONTINUED)

A summary of the options outstanding, which were granted for cash or services are presented below:

Stock Options	WARRANTS	EXERCISE PRICE

Balance at March 31, 2002	500,000	$1.00
Granted	25,000	1.00
Exercised	-	-
Forfeited	-	-
Terminated	-	-
Balance at March 31, 2003	525,000	$1.00

Granted	-	-
Exercised	-	-
Forfeited	(250,000)	1.00
Terminated	-	-
Balance at March 31, 2004	275,000	$1.00

Granted	-	-
Exercised	-	-
Forfeited	-	-
Terminated	-	-
Balance at March 31, 2005	275,000	$1.00

Granted	-	-
Exercised	-	-
Forfeited	-	-
Terminated	-	-
Balance at March 31, 2006	275,000	$1.00

Grant	-	-
Exercised	-	-
Forfeited	(250,000)	$1.00
Terminated	-	-
Balance at March 31, 2007	25,000	$1.00

Grant	-	-
Exercised	-	-
Forfeited	(25,000)	$1.00
Terminated	-	-
Balance at March 31, 2008	-	$1.00

Grant	-	-
Exercised	-	-
Forfeited	-	-
Terminated	-	-
Balance at March 31, 2009	-	$1.00

Exercised	-	-
Forfeited	-	-
Terminated	-	-
Balance at March 31, 2010	-	$1.00
Weighted average fair value of options granted for services during 2010		$-

Exercised	-	-
Forfeited	-	-
Terminated	-	-
Balance at March 31, 2011	-	$1.00
Weighted average fair value of options granted for services during 2011		$-

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7  STOCKHOLDERS' DEFICIENCY (CONTINUED)

(D) PAR VALUE

In August 2001, the par value of common stock was changed to $0.0001 from $1.00. The change is reflected retroactively for all periods presented in the accompanying consolidated financial statements.

(E) EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements for the year ended:

	2011	2010
Loss available to common stockholders.	$(518,257)	$(591,293)

Weighted average common shares outstanding	12,998,482	12,743,610
Basic and diluted loss per share	$(0.04)	$(0.05)

Effect of dilutive securities

The following convertible securities were not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive:

SHARES OF POTENTIAL
COMMON STOCK

Preferred convertible shares 473,624 is convertible to 1,052,498 potential common shares.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8 INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense or utilization of net operating loss carry forwards for the years ended March 31, 2011 and 2010, due to the Company's net losses.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2011 and 2010, (computed by applying the United States Federal Corporate tax rate of 34% to consolidated loss before taxes), as follows:

	2011	2010

Computed "expected" tax benefit	$(176,207)	$(201,040)
Foreign income tax rate differences	16,583	18,921
Change in deferred tax asset valuation allowance	159,623	182,119
	$-	$-
The above benefit was calculated using a combined federal and state tax estimated rate as noted below
Statutory federal income tax rate	34.00%
State income taxes	--%
Foreign income tax rate difference	(3.2)%
Valuation allowance	(30.8)%
Effective tax rate	(0.0)%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2011 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$5,054,480
Canadian net operating loss carryforward	-
Total gross deferred tax assets	5,054,480
Less valuation allowance	(5,054,480)
Net deferred tax assets	$-

The net change in valuation allowance during the year ended March 31, 2011 was an increase of approximately $176,207. The Company's subsidiary has net operating losses of approximately $743,100 at March 31, 2010   which expired during the year ended March 31, 2011 and the parent United States entity has a net operating loss carry forward of approximately $16,410,650 available to offset the parent's net income through 2027.

For the purpose of these estimates, certain stock based expenses aggregating approximately $1,008,000 and impairment loss amounting to $165,570 since inception were considered non-deductible. Actual amounts ultimately deductible may differ from these estimates.

The utilization of the net operating loss carry forwards is dependent upon the ability to generate sufficient taxable income during the carry forward period. In addition, utilization of these carry forwards may be limited due to ownership changes as defined in the Internal Revenue Code.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8 SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.