Form 10-Q
period 2011-06-30
KYTO BIOPHARMA INC
filed 2011-08-15
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

12,998,482 Common Shares - $0.0001 Par Value - as of August 12, 2011

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)

For the quarterly period ended June 30, 2011

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and March 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2011 and 2010 and for the period from March 5, 1999 (Inception) to June 30, 2011	4

	Unaudited Condensed Statement of Stockholders’ Deficit for three months ended June 30, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010 and for the period from March 5, 1999 (Inception) to June 30, 2011	6

	Notes To Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	14

Item 1A.	Risk Factors.	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3.	Defaults Upon Senior Securities.	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
 Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2011	2011
	(Unaudited)

ASSETS
Current Assets
Cash	$4,891	$863

Total Current Assets	4,891	863

Total Assets	$4,891	$863

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$26,120	$12,760
Accrued liabilities	15,667	32,667
Accrued liabilities - related party	39,000	29,000
Accrued interest payable - related party	67,887	66,139
Dividends payable - preferred convertible stock	83,008	76,137
Loan payable-related party	1,115,096	1,066,096
Note payable-related party	100,000	100,000
Total Current Liabilities	1,446,778	1,382,799

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of
June 30, 2011 and March 31, 2011 respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
June 30, 2011 and March 31, 2011 respectively	1,300	1,300
Additional paid-in capital	15,919,306	15,904,542
Deficit accumulated during development stage	(17,658,934)	(17,584,219)
Accumulated other comprehensive loss	(177,183)	(177,183)

Total Stockholders' Deficit	(1,441,887)	(1,381,936)

Total Liabilities and Stockholders' Deficit	$4,891	$863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
 Condensed Consolidated Statements of Operations
(Unaudited)

			For the period from
			March 5, 1999
	For The Three Months Ended		(inception) to
	June 30		June 30,
	2011	2010	2011

Operating Expenses
Depreciation and amortization	$-	$-	$814,183
General and administrative	51,330	35,022	16,594,778

Total Operating Expenses	$51,330	$35,022	$17,408,961

Loss from Operation	$51,330	$35,022	$17,408,961

Other Income (Expenses)
Interest income	-	-	4,922
Interest expense	(16,513)	-	(189,403)
Loss on debt forgiveness	-	(43,689)	(230,956)
Loss on disposal of equipment	-	-	(567)
Foreign currency transaction gain	-	56	249,039
Total Other Income (Expense), net	(16,513)	(45,309)	(166,965)

Net Loss before taxes	$(67,844)	$(80,331)	$(17,575,926)

Net Income (Tax) Benefit	$-	$-	$-

Net Loss	$(67,844)	$(80,331)	$(17,575,926)

Preferred Stock Dividends	(6,871)	(6,539)	(83,008)

Net Loss Attributed to common shareholders	$(74,715)	$(86,870)	$(17,658,934)

Comprehensive Income (Loss)
Foreign currency translation gain (loss)	-	(56)	(177,183)

Total Comprehensive Loss	$(74,715)	$(86,926)	$(17,836,117)

Weighted average number of shares outstanding
during the year - basic and diluted	12,998,482	12,998,482

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Net loss per share attributable to common share holders - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
 Condensed Consolidated Statement of  Stockholders' Deficit
For the Three Months Ended June 30, 2011
(Unaudited)

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During	Comprehensive
	$1.00 par value		$0.0001 par value		Paid - in	Development	Income
	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	Total

Balance, March 31, 2011	473,624	$473,624	12,998,482	$1,300	$15,904,542	$(17,584,219)	$(177,183)	$(1,381,936)
Imputed Interest	-	-	-	-	14,764	-	-	14,764
Preferred Stock Dividends						(6,871)
Net Loss, 2011	-	-	-	-	-	(67,844)	-	(74,715)
Balance, June 30, 2011	473,624	$473,624	12,998,482	$1,300	$15,919,306	$(17,658,934)	$(177,183)	$(1,441,887)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary
(A Development Stage Company)
  Condensed Consolidated Statements of Cash Flows
(unaudited)

			For the period from
			March 5, 1999
	For the Three Months Ended June 30		(Inception) to
	2011	2010	June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(67,844)	$(80,331)	$(17,575,926)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	-	-	814,183
Recognition of services rendered by consultant	-	-	10,227,893
Stock based consulting expense	-	-	854,345
Stock based director fees	-	-	314,100
Stock based rent and administrative fees	-	-	167,028
Interest Expense	14,764	-	103,817
Preferred convertible stock issued for dividend on outstanding preferred convertible stock	-	-	13,890
Common stock warrants issued as financing fee	-	-	3,783
Loss on disposal of equipment	-	-	567
Impairment loss	-	-	1,357,416
Loans receivable from related party-written off	-	43,689	299,783
Gain on settlement of accounts payable	-	-	(59,654)
Loss on settlement of accounts payable	-	-	519,795
Amortization of stock based financing fee	-	-	25,010
Changes in operating assets and liabilities:
Loan receivable	-	(43,689)	(309,620)
Prepaids and other assets	-	-	(5,000)
Accounts payable and accrued expenses	(3,640)	(4,785)	542,659
Related party accounts payable, accrued interest, and accrued liabilities	11,748	1,675	103,075
Net Cash Used in Operating Activities	(44,972)	(83,441)	(2,685,864)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(4,463)
Net Cash Used in Investing Activities	-	-	(4,463)

Cash Flows from Financing Activities:
Proceeds from common stock issuance, net of
offering cost	-	-	958,222
Loan proceeds from related parties, net	49,000	81,500	1,973,971
Repayment of loan to related parties	-	-	(59,792)
Net Cash Provided by Financing Activities	49,000	81,500	2,872,401

Effect of Exchange Rate on Cash	-	56	(177,183)

Net Increase (decrease) in Cash and Cash Equivalents	4,028	(1,885)	4,891

Cash and Cash Equivalents at Beginning of Period	863	4,444	-

Cash and Cash Equivalents at End of Period	$4,891	$2,559	$4,891

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt to equity	$-	$-	$1,102,154
Stock issued for deferred consulting services	$-	$-	$6,750,000
Conversion of liabilities to note payable	$-	$-	$102,023
Stock issued for debt restructuring anti-dilusion provision	$-	$-	$800,000
Conversion of preferred shares to common shares	$-	$-	$250,000
Stock issued for future services	$-	$-	$1,200,000
Issued common shares for intangible assets	$-	$-	$2,160,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending March 31, 2011 included in the Company's Form 10-K.

The Company is exposed to foreign exchange rate fluctuations as the financial results of the company’s Canadian subsidiary are translated into U.S. dollars on consolidation. The functional currency of Kyto’s subsidiary is the Canadian dollar.

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed consolidated financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's March 31, 2011 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim condensed consolidated financial statements and the results of its operations for the interim period ended June 30, 2011, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a working capital deficiency of $1,441,887, a deficit accumulated during development stage of $17,658,934 and a stockholders' deficit of $ 1,441,887as of June 30, 2011. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Patent rights are stated at cost and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited  twenty years) if and once the patent has been granted by the patent office.

The Patents were deemed to have been impaired during the year ended March 31, 2011. The company does not have patents portfolio as on June 30, 2011.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
NOTE 6 –RELATED PARTY TRANSACTIONS

A) LOAN PAYABLE - CFCC

In June 30, 2011, the company owed $1,115,096 to a related party director of the Company. During the three months ended June 30, 2011, the Company borrowed $49,000 from a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, does not follow any specific repayment terms and included in the loans payable- related party balance. As per ASC-835-30 “Imputation of Interest”, interest has been imputed @ 5%p.a. quarterly cumulative and $14,764 has been imputed and accrued as interest.

B) LOAN RECEIVABLE FROM RELATED PARTY (TPT)

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

On May 7, 2010 the Company announced the cancellation of its agreement with Targeted Payload Therapeutics Inc. ("TPT") and pursue any activities under Standstill Agreement. For the years ended  March 31, 2011 and 2010, the Company had written off an impaired loan of $43,689 and $265,931, respectively, towards loss incurred as a consequence of cancellation of agreement with TPT.

C) ACCRUED LIBILITIES

The Company leases office space and administrative services from a related party principal stockholder and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. As of June 30, 2011, the remaining balance in the accrued liabilities-related party account for the above services was $39,000.

D) NOTES PAYABLE

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totalling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totalling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at June 30, 2011). Interest is accrued and payable quarterly.

At June 30, 2011 and March 31, 2011, accrued interest totalled $67,887 and $66,139 respectively.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 7- EQUITY

A) CONVERTIBLE PREFERRED STOCK

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears dividend at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. Dividend accrued on the Convertible Preferred Stock through June 30, 2011 was $83,008. As of June 30, 2011, 473,624 convertible preferred shares were outstanding.

B) COMMON STOCK

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

As of June 30, 2011, 12,998,482 common shares were outstanding.

NOTE 8 - SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s Unaudited Condensed Consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

During the year ending March 31, 2011, the Company has continued to conduct a comprehensive review of its existing Intellectual Property portfolio with the assistance various IP legal firms and consultants. As a result of this review, the Company has elected to drop some of its patents while funding the remaining patents in full.

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

The report of our Independent Registered Public Accounting firm dated June 29, 2011 on our March 31, 2011 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders’ deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional financing and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management’s control, such as financial market trends and investors’ appetite for new financings. It should be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

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

Results of Operations

For the three ended June 30, 2011 the Company’s net loss decreased by $12,487 to $67,844 compared to a net loss of $80,331 for the three months ended June 30, 2010.  The comprehensive loss for the three months ended June 30, 2011 the Company’s net loss decreased by $12,155 to $74,715 compared to a net loss of $86,870 for the three months ended June 30, 2010

Liquidity and Capital Resources

The Company had working capital deficits of $1,441,887 as of June 30, 2011 and $1,381,936 as of March 31, 2011. Cash was $4,891 as of June 30, 2011 and $863 as of March 31, 2011.

Cash from operating activities

The Company’s cash used in operations decreased $38,469 to $44,972 for the three months ended June 30, 2011 compared to cash used in operations of $83,441 for the three months ended June 30, 2010

Cash from financing activities

The Company’s net cash flows from financing activities decreased $32,500 to $49,000 as of June 30, 2011 compared to cash flows from financing activities of $81,500 for the three months ended June 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2011.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Internal Controls over Financial Reporting

During the quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index to Exhibits on page 15

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

Kyto Biopharma, Inc.
(Registrant)

Date: August 15, 2011	By:	/s/ Georges Benarroch
Georges Benarroch
President and Chief Executive Officer