Form 10-K/A
period 2011-03-31
KYTO BIOPHARMA INC
filed 2011-10-13
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

 EXPLANATORY NOTE

We are providing this to our Annual Report on Form 10-K (the “Amended 10-K”) for the year ended March 31, 2011, filed with the Securities and Exchange Commission on  June 29, 2011 (the “Original 10-K”). This Amended 10-K amends the Original 10-K for the purpose of updating the following items:

Research and Development Program
The Company signed a research and commercialization agreement with Medarex Inc. on January 15, 2001.
The agreement has been included as exhibit A.

The company have 18 patents, the table as been amended to include the expiration date of the patents, the description of material application has been included as an exhibit B.

Plan of Operation
In February 10,2010 the company entered into a licensing agreement with Reseach Foundation of the State University of New York.  The agreement has been included as an exhibit C.

Identify Directors and Executive officers
Updated specific experience, qualifications, attributes or skills that led to the conclusion that each of the company’s directors is qualified.

Certain Relationships and Related Transaction
The company amended the filing by identifying the related party director and vendor who is also a principal stock holder

Signatures & Certifications
The signatures and certifications were updated to include the titles Principal Executive Officer and Exhibits 31.1 and 31.2 were updated to include the complete certification.

This Amended 10-K does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than the items shown above in this explanatory note.  This Amended 10-K replaces the Original 10-K in its entirety.

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

In January 2011, the Company Signed a research and commercialization agreement with Medarex Inc, transferring certain materials to Medarex for the immunization of mice. The agreement is enclosed as an Exhibit(Exhibit A). However, the company is no longer engaged in any material development with the company.

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

PATENT NO.	TITLE	ISSUED	EXPIRATION
NZ252,559	Anti-receptor agents to the vitamin B12/transcobalamin II receptor	02/14/97	05/07/13
US5,688,504	Anti-receptor and growth blocking agents to the vitamin B12/transcobalamin II receptor and binding sites	11/18/97	11/18/14
US5,739,287	Biotinylated cobalamins	04/14/98	04/14/15
US5,840,712	Water soluble vitamin B12 receptor modulating agents and methods relating thereto	11/24/98	04/08/14
US5,840,880	Vitamin B12 receptor modulating agents	11/24/98	11/24/15
US5,869,465	Methods for receptor modulation and uses thereto	02/09/99	02/09/16
US6,083,926	Water soluble vitamin B12 receptor modulating agents and methods relating thereto	07/04/00	04/08/14
CA2,135,277	Anti-receptor and growth blocking agents to the vitamin B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12	04/24/01	05/07/13
NZ323,127	Vitamin B12 receptor modulating agents and methods related and methods related thereto	07/12/01	10/18/16
KR297,310	Anti-receptor and growth blocking agents to the vitamin B12/transcobalamin II receptor and use in preventing cellular uptake of vitamin B12	05/21/01	05/07/13
CH0754189	Receptor modulating agents and methods relating thereto	10/09/02	04/07/15
DE0754189	Receptor modulating agents and methods relating thereto	10/09/02	04/07/15
FR0754189	Receptor modulating agents and methods relating thereto	10/09/02	04/07/15
GB0754189	Receptor modulating agents and methods relating thereto	10/09/02	04/07/15
US7416728	Growth Blocking Agents	08/26/08	05/08/12
CA2199940	Anti-receptor and growth blocking agents to Vitamin B12/transcobalmin II Receptor and binding sites	02/11/11	09/13/15

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

On February 10, 2010 Kyto executed an “Executive Licensing Agreement” (see exhibit C) with The Research Foundation of State University of New York, “RFSUNY”, allowing Kyto to license certain technology surrounding the Human Transcobalamin Receptor.  The licensing agreement is active until the expiry of the patent rights.  The rights primarily relate to the patent: “Transcobalamin Receptor Polypeptides, Nucleic Acids, and Modulators Thereof, and Related Methods of Use in Modulating Cell Growth and Treating Cancer and Cobalamin Deficiency”.

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

Mr. Benarroch has 30 years of investment banking as well as money management experience. Mr. Benarroch has raised financing for numerous companies, public as well as private and has managed for 30 years investment banking firms. As well he has been the CEO of a multi billion dollar asset management firm.

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

Dr. Berger is currently involved in a number of biotechnology companies in view of his expertise and has experience in being a director of a public company.

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

Dr. Sagman sits on the advisory board of a number of medical ventures, has experience raising funds and being a director of a public company.

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

At March 31, 2011, the Company owed $1,066,096 to Credifinance Capital Corp. Georges Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp . The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. However, ASC-835-30 “Imputation of Interest” has been applied to impute the interest on loan from the related as there is no agreement between the Companies. Imputation of interest has been done @5%p.a. quarterly cumulative from FY 2009 and $89,043 has been imputed as interest.

Preferred convertible stock were issued in 2008 to satisfy a related party loan . The shares may be converted into common shares at the rate of $0.45 per share and bear interest at the rate of 5% per annum.  As of March 31, 2011 the a company has accrued $76,137 as interest.

During the year ended March 31, 2001, the Company entered into an agreement with a Medarex Inc(‘the vendor’), who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at March 31, 2011). Interest is accrued and payable quarterly. At March 31, 2011 and 2010, accrued interest totaled $66,139 and $59,329, respectively.

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

 (4) All Other Fees

Not applicable.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(A) LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)(a)	Articles of Incorporation of Kyto Biopharma, Inc.*
3(i)(b)	Articles of Amendment changing name to Kyto Biopharma, Inc.*
3(ii)	Bylaws of Kyto Biopharma, Inc.*
A	Medarex Agreement
B	Patent Family Summary
C	Research Foundation of The State University of New York agreement
31.1	Section 302 Certification of the principal executive officer**
31.2	Section 302 Certification of the principal financial and accounting officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the principal executive officer and principal financial accounting officer**

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