Form 10-K/A
period 2011-03-31
KYTO BIOPHARMA INC
filed 2011-11-08
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A No. 2

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

 EXPLANATORY NOTE

We are providing this to our Annual Report on Form 10-K (the “Amended 10-K”) for the year ended March 31, 2011, filed with the Securities and Exchange Commission on June 29, 2011 (the “Original 10-K”). This Amended 10-K/2  amends the  Amended 10-K for the purpose of updating the following items:

Research and Development Program

Provides a Summary of  the  signed a research and commercialization agreement with Medarex Inc. on January 15, 2001. The agreement has been included as exhibit A.

The signatures and certifications were updated to include the titles Principal Executive Officer and Exhibits 31.1 were updated to include the complete certification.

This Amended 10-K/2  does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than the items shown above in this explanatory note. This Amended 10-K/2  replaces the Original 10-K in its entirety.

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

On January 15, 2001 Medarex Inc. (“Medarex”) and Kyto Biopharma Inc.(“Kyto”) entered into an agreement for the research, development and commercialization of novel cancer therapeutics through the application of Medarex's UltiMAb(TM) Human Antibody Development System(SM) and B. Twelve's targeted technology. Kyto will apply its expertise with vitamin B12 related targets and proprietary technology and expects to bring several cancer related targets to the collaboration. Medarex is responsible for generating fully human antibodies to targets provided by Kyto.
Under the terms of the agreement, Kyto will develop and commercialize human antibody products resulting from this alliance. Medarex expects to receive license fees and milestone payments as well as royalties on commercial sales of products resulting from this agreement. In addition, Medarex has received 400,000 of the company’s common shares. The value of the shares received by Medarex ($1,200,000) will be applied against certain license fees and milestone payments payable by Kyto to Medarex under the terms of the agreement. The agreement is enclosed as an Exhibit.
On November 11, 2002, Kyto Biopharma and Medarex Inc. ("Medarex") agreed to restructure certain aspects of their collaboration under a Research and Collaboration Agreement signed on January 15, 2001. In connection with the restructuring, Kyto Biopaharma  granted to Medarex a right of first negotiation to license human monoclonal antibody products developed under the collaboration and issued 800,000 of its common shares to Medarex.

However, the company is no longer engaged in any material development with the Medaex.

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

 (4) All Other Fees

Not applicable.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(A) LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)(a)	Articles of Incorporation of Kyto Biopharma, Inc.*
3(i)(b)	Articles of Amendment changing name to Kyto Biopharma, Inc.*
3(ii)	Bylaws of Kyto Biopharma, Inc.*
A	Medarex Agreement
B	Patent Family Summary
C	Research Foundation of The State University of New York agreement
31.1	Section 302 Certification of the principal executive officer and the principal financial and accounting officer**
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the principal executive officer and principal financial accounting officer**

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

KYTO BIOPHARMA, INC.

DATE: November 8, 2011	By:	/s/ Georges Benarroch
Name: Georges Benarroch
Title: President & C.E.O.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Georges Benarroch	President, Chief Executive Officer, principal executive officer	November 8, 2011
Georges Benarroch	and principal financial and accounting officer

/s/ Jean-Luc Berger	Director	November 8, 2011
Jean-Luc Berger

/s/ Uri Sagman	Director	November 8, 2011
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