Form 10-Q
period 2011-09-30
KYTO BIOPHARMA INC
filed 2011-11-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KYTO BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	000-50390	65-1086538
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☑ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,998,482 Common Shares - $0.0001 Par Value - as of  November 11, 2011

KYTO BIOPHARMA, INC. AND SUBSIDIARY

For the quarterly period ended September30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)

ASSETS
Current Assets
Cash	$470	$863

Total Current Assets	470	863

Total Assets	$470	$863

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$17,152	$12,760
Accrued liabilities	18,167	32,667
Accrued liabilities - related party	49,000	29,000
Accrued interest payable - related party	69,653	66,139
Dividends Payable - preferred convertible stock	89,966	76,137
Loan payable-related party	1,138,696	1,066,096
Note payable-related party	100,000	100,000
Total Current Liabilities	1,482,634	1,382,799

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of
September 30, 2011 and March 31, 2011 respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
September 30, 2011 and March 31, 2011 respectively	1,300	1,300
Additional paid-in capital	15,934,549	15,904,542
Deficit accumulated	(17,714,454)	(17,584,219)
Accumulated other comprehensive loss	(177,183)	(177,183)

Total Stockholders' Deficit	(1,482,164)	(1,381,936)

Total Liabilities and Stockholders' Deficit	$470	$863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	September 30		September 30
	2011	2010	2011	2010
Operating Expenses
General and administrative	31,551	62,113	82,882	97,033

Total Operating Expenses	$31,551	$62,113	$82,882	$97,033

Loss from Operation	$31,551	$62,113	$82,882	$97,033

Other Income (Expenses)
Interest expense	(17,010)	(1,694)	(33,523)	(3,370)
Loss on debt forgiveness	-	-	-	(43,689)
Foreign currency transaction gain	-	6	-	(50)
Total Other Income (Expense), net	(17,010)	(1,688)	(33,523)	(47,109)

Net Loss before taxes	$(48,561)	$(63,801)	$(116,405)	$(144,142)

Net Income (Tax) Benefit	$-	$-	$-	$-

Net Loss	$(48,561)	$(63,801)	$(116,405)	$(144,142)

Preferred Stock Dividends	(6,958)	(6,620)	(13,830)	(13,160)

Net Loss Attributed to common shareholders	$(55,519)	$(70,421)	$(130,235)	$(157,302)

Comprehensive Income (Loss)
Foreign currency translation gain (loss)	-	(6)	-	50
	-	(6)	-	50

Total Comprehensive Loss	$(55,519)	$(70,427)	$(130,235)	$(157,252)

Weighted average number of shares outstanding
during the year - basic and diluted	12,998,482	12,998,482	12,998,482	12,998,482

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders' Deficit
For the Six Months Ended September 30, 2011
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Comprehensive
	$1.00 par value		$0.0001 par value		Paid - in	Deficit	Income
	Shares	Amount	Shares	Amount	Capital	Accumulated	(Loss)	Total

Balance, March 31, 2011	473,624	$473,624	12,998,482	$1,300	$15,904,542	$(17,584,219)	$(177,183)	$(1,381,936)
Imputed Interest	-	-	-	-	30,007	-	-	30,007
Preferred Stock Dividends	-	-	-	-	-	(13,830)	-	(13,830)
Net Loss, 2011	-	-	-	-	-	(116,405)	-	(116,405)
Balance, September 30, 2011	473,624	$473,624	12,998,482	$1,300	$15,934,549	$(17,714,454)	$(177,183)	$(1,482,164)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended September 30
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(130,235)	$(157,302)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Interest Expense imputed on Related Party Loan	30,007	-
Loans receivable from related party-written off	-	43,689
Changes in operating assets and liabilities:
Loan receivable	-	(43,689)
Accounts payable and accrued expenses	(10,108)	11,189
Related party accounts payable, accrued interest, and accrued liabilities	37,343	16,529
Net Cash Used in Operating Activities	(72,993)	(129,584)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	72,600	125,800
Net Cash Provided by Financing Activities	72,600	125,800

Effect of Exchange Rate on Cash	-	50

Net Increase (decrease) in Cash and Cash Equivalents	(393)	(3,734)

Cash and Cash Equivalents at Beginning of Period	863	4,444

Cash and Cash Equivalents at End of Period	$470	$710

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Issued common shares for intangible assets	$-	$160,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Kyto Biopharma, Inc. was formed as a Florida corporation on March 5, 1999. B Twelve, Limited, Kyto Biopharma, Inc.'s wholly-owned Canadian subsidiary (collectively referred to as the "Company"), was also formed on March 5, 1999. On August 14, 2002, the parent Company changed its name from B Twelve, Inc. to Kyto Biopharma, Inc.

The Company is a biopharmaceutical company, formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other proliferate and autoimmune diseases. The Company was in "development stage" till 06/30/2011.

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed consolidated financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's March 31, 2011 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed consolidated financial statements and the results of its operations for the interim period ended September 30, 2011, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a working capital deficiency of $1,482,164, accumulated deficit of $17,714,454 and a stockholders' deficit of $ 1,482,164 as of September 30, 2011. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is highly dependent upon debt and equity funding The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Federal Drug and Administration clearance, that the Company will achieve a profitable level of operations.

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

The Patents were deemed to have been impaired during the year ended March 31, 2011. The company does not have patents portfolio as of September 30, 2011.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September30, 2011

NOTE 6 –RELATED PARTY TRANSACTIONS

A) LOAN PAYABLE - CFCC

As of September 30, 2011, the company owed $1,138,696 to a related party of the Company. During the six months ended September 30, 2011, the Company borrowed $72,600 from a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, does not follow any specific repayment terms and included in the loans payable- related party balance. As per ASC-835-30 “Imputation of Interest”, interest has been imputed @ 5%p.a. quarterly cumulative and $30,007 has been imputed and accrued as interest.

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

During the year ended March 31, 2010, Kyto loaned $265,931 to a newly founded US based biotechnology company, TPT. Amounts loaned under this note was non- interest bearing, unsecured, due on demand and do not follow any specific repayment terms. TPT was created to commercialize licensed technology which was developed at leading medical centers of excellence in the USA. Two of the founders of Kyto, Mr. Georges Benarroch and Dr. Uri Sagman, are also the founders of TPT. Kyto also loaned additional $43,689 during the quarter ending June 30, 2010.

On May 7, 2010 the Company announced the cancellation of its agreement with Targeted Payload Therapeutics Inc. ("TPT") and pursue any activities under Standstill Agreement. For the years ended March 31, 2011 and 2010, the Company had written off an impaired loan of $43,689 and $265,931, respectively, towards loss incurred as a consequence of cancellation of agreement with TPT.

C) ACCRUED LIBILITIES

The Company leases office space and administrative services from a related party principal stockholder and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. As of September 30, 2011, the remaining balance in the accrued liabilities-related party account for the above services was $49,000.

D) NOTES PAYABLE

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totalling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totalling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at September 30, 2011). Interest is accrued and payable quarterly.

At September 30, 2011 and March 31, 2011, accrued interest totalled $69,653 and $66,139 respectively.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7- EQUITY

A) CONVERTIBLE PREFERRED STOCK

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears dividends at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. Preferred dividend payable on the Convertible Preferred Stock as of September 30, 2011 is $89,966. As of September 30, 2011, 473,624 convertible preferred shares were outstanding.

B) COMMON STOCK

In March 2010, the Company issued 254,872 shares valued at $0.63 per share, in exchange for Patent rights.

As of September 30, 2011, 12,998,482 common shares were outstanding.

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

The Company was in "development stage" till 06/30/2011.

Results of Operations

For the six months ended September 30, 2011 the Company’s net loss attributable to common shareholders decreased by $27,067 to $130,235 compared to a net loss of $157,302 for the six months ended September 30, 2010. The comprehensive loss for the six months ended September 30, 2011 decreased by $27,017 to $130,235 compared to a comprehensive loss of $157,252 for the six months ended September 30, 2010.

Liquidity and Capital Resources

The Company had working capital deficits of $1,482,164 as of September 30, 2011 and $1,381,936 as of March 31, 2011. Cash was $470 as of September 30, 2011 and $863 as of March 31, 2011.

Cash from operating activities

The Company’s cash used in operations decreased by $56,591 to $72,993 for the six months ended September 30, 2011 compared to cash used in operations of $129,584 for the six months ended September 30, 2010.

Cash from financing activities

The Company’s net cash flows from financing activities decreased by $53,200 to $72,600 as of September 30, 2011 compared to cash flows from financing activities of $125,800 for the six months ended September 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2011.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

None

ITEM 5.	OTHER INFORMATION

None

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

Kyto Biopharma, Inc.
(Registrant)

Date: November 14, 2011	By:	/s/ Georges Benarroch
Georges Benarroch,
President and Chief Executive Officer