Form 10-K/A
period 2011-03-31
KYTO BIOPHARMA INC
filed 2011-12-12
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A No. 3

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

 EXPLANATORY NOTE

We are providing this to our Annual Report on Form 10-K (the “Amended 10-K”) for the year ended March 31, 2011, filed with the Securities and Exchange Commission on June 29, 2011 (the “Original 10-K”). This Amended 10-K/3 amends the Amended 10-K for the purpose of updating the following items:

Research and Development Program
Provides a Summary of the signed a research and commercialization agreement with Medarex Inc. on January 15, 2001. The agreement has been included as exhibitA.

The company have 18 patents, the table as been amended to include the expiration date of the patents, the description of material application has been included as an exhibit B.

Plan of Operation
In February 10,2010 the company entered into a licensing agreement with Research Foundation of the State University of New York.  Provides a Summary of the licensing agreement. The agreement has been included as an exhibit C.

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

This Amended 10-K/3 does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than the items shown above in this explanatory note. This Amended 10-K/3 replaces the Original 10-K, 10 K-A and 10K/A2 in its entirety

TABLE OF CONTENTS
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

On February 10, 2010 Kyto executed an “Executive Licensing Agreement”(see exhibit C) with The Research Foundation of State University of New York, “RFSUNY”

The technology licensed from RFSUNY relates to the use of the Transcobalamin Receptor as a target in Cancer Therapy.  Kyto has exclusive licensing rights which expire upon the expiration of the last patent rights relating to the license( Patents  applications were filed with the appropriate governing body on April 5, 2007  and the patents have yet to be issued, and patent usually expires 20 years from date of filing, April 5, 2027). Specifically the licensing rights relate to the group of patents relating to Kyto’s Research and Development strategy of developing monoclonal antibodies to the vitamin B12 receptor as specific delivery vehicles for cytotoxic payloads.

The licensing rights grants kyto an exclusive, world wide, perpetual rights and license to use and practice to make and have made, to use and have used, to offer for sale or lease, to sell or lease, have sold or leased the technologies including but not limited to diagnostic uses, and prophylactic and therapeutic treatment of human diseases, including and not limited to cancer.

In consideration for the exclusive license, Kyto will pay RFSUNY a royalty on Net Sales of between 2% and 4% based on the level of Net Sales, and grant RFSUNY a 2% equity position in Kyto.

Kyto has full and complete control over the prosecution of patent applications, of any re-issues or re-examniation of the licensed patents or of any disclaimer proceeding in connection with the subject matter of the patent rights. However, RFSUNY must keep  Kyto up to date regarding any development associated with any pending patents, issued patents or future patents application incorporated into the patents rights.

Kyto has exclusive licensing rights which expire upon the expiration of the last patent rights relating to the license, or Kyto ceases to do business or makes an assignment of the agreement. The agreement also expire if Kyto fails to pay RFSUNY, RFSUNY has to right to terminate the agreement. If Both Kyto and RFSUNY fails to Keep or perform any of its obligations the agreement can be terminated. Upon termination of agreement, all rights granted to either party shall cease and terminate.

Kyto has been successful in developing a specific murine monoclonal antibody to the transcobalamin receptor.  The antibody identified as mAbTCR23, has been demonstrated to be highly effective in targeting cancer cells and in inhibiting cell proliferation in a number of cell lines including solid tumors and lymphnoid malignancies.  The conjugation of the mAbTCR23 antibody to saporin, a highly effective intercellular cytotoxic agent, did not affect the biological activity of the antibody.

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

 (4) All Other Fees

Not applicable.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(A) LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)(a)	Articles of Incorporation of Kyto Biopharma, Inc.*
3(i)(b)	Articles of Amendment changing name to Kyto Biopharma, Inc.*
3(ii)	Bylaws of Kyto Biopharma, Inc.*
A	Medarex Agreement**
B	Patent Family Summary**
C	Research Foundation of The State University of New York agreement**
31.1	Section 302 Certification of the principal executive officer and the principal financial and accounting officer**
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the principal executive officer and principal financial accounting officer**

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

KYTO BIOPHARMA, INC.

DATE: December 12, 2011	By:	/s/ Georges Benarroch
Name: Georges Benarroch
Title: President & C.E.O.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Georges Benarroch	President, Chief Executive Officer, principal executive officer	December 12, 2011
Georges Benarroch	and principal financial and accounting officer

/s/ Jean-Luc Berger	Director	December 12, 2011
Jean-Luc Berger

/s/ Uri Sagman	Director	December 12, 2011
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