Form 10-Q
period 2011-12-31
KYTO BIOPHARMA INC
filed 2012-02-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes    ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☑  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,998,482 Common Shares - $0.0001 Par Value - as of February 10, 2012

KYTO BIOPHARMA, INC. AND SUBSIDIARY
(A For the quarterly period ended December 31, 2011)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(Unaudited)

ASSETS
Current Assets
Cash	$1,669	$863

Total Current Assets	1,669	863

Total Assets	$1,669	$863

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,376	$12,760
Accrued liabilities	20,167	32,667
Accrued liabilities - related party	59,000	29,000
Accrued interest payable - related party	71,439	66,139
Dividends Payable - preferred convertible stock	97,011	76,137
Loan payable-related party	1,156,910	1,066,096
Note payable-related party	100,000	100,000
Total Current Liabilities	1,505,903	1,382,799

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of
December 31, 2011 and March 31, 2011	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
December 31, 2011 and March 31, 2011	1,300	1,300
Additional paid-in capital	15,950,184	15,904,542
Accumulated deficit	(17,752,159)	(17,584,219)
Accumulated other comprehensive loss	(177,183)	(177,183)

Total Stockholders' Deficit	(1,504,234)	(1,381,936)

Total Liabilities and Stockholders' Deficit	$1,669	$863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Operating Expenses
General and administrative	13,243	43,861	96,114	140,935

Total Operating Expenses	$13,243	$43,861	$96,114	$140,935

Loss from Operation	$13,243	$43,861	$96,114	$140,935

Other Income (Expenses)
Interest expense	(17,420)	(1,711)	(50,943)	(5,080)
Loss on debt forgiveness	-	-	-	(43,690)
Foreign currency transaction gain	4	-	(8)	(10)
Total Other Income (Expense), net	(17,417)	(1,711)	(50,951)	(48,780)

Net Loss before taxes	$(30,660)	$(45,572)	$(147,065)	$(189,715)

Net Income (Tax) Benefit	$-	$-	$-	$-

Net Loss	$(30,660)	$(45,572)	$(147,065)	$(189,715)

Preferred Stock Dividends	(7,045)	(6,704)	(20,875)	(19,863)

Net Loss Attributed to common shareholders	$(37,705)	$(52,276)	$(167,940)	$(209,578)

Comprehensive Income
Foreign currency translation gain	-	-	-	50
	-	-	-	50

Total Comprehensive Loss	$(37,705)	$(52,276)	$(167,940)	$(209,528)

Weighted average number of shares outstanding
during the year - basic and diluted	12,998,482	12,998,482	12,998,482	12,998,482

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended December 31, 2011

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	$1.00 par value		$0.0001 par value		Paid - in	Deficit	Income
	Shares	Amount	Shares	Amount	Capital		(Loss)	Total

Balance, March 31, 2011	473,624	$473,624	12,998,482	$1,300	$15,904,542	$(17,584,219)	$(177,183)	$(1,381,936)
Imputed Interest	-	-	-	-	45,642	-	-	45,642
Preferred Stock Dividends	-	-	-	-	-	(20,875)	-	(20,875)
Net Loss	-	-	-	-	-	(147,065)	-	(147,065)
Balance, December 31, 2011	473,624	$473,624	12,998,482	$1,300	$15,950,184	$(17,752,159)	$(177,183)	$(1,504,234)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended December 31
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(167,940)	$(209,578)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Interest Expense imputed on Related Party Loan	45,642	-
Loans receivable from related party-written off	-	43,689
Expenses Paid by Related Party on behalf of the company	714	-
Changes in operating assets and liabilities:
Loan receivable	-	(43,689)
Accounts payable and accrued expenses	(23,884)	6,941
Related party accounts payable, accrued interest, and accrued liabilities	56,174	24,943
Net Cash Used in Operating Activities	(89,294)	(177,694)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	90,100	174,300

Net Cash Provided by Financing Activities	90,100	174,300

Effect of Exchange Rate on Cash	-	50

Net Increase (decrease) in Cash and Cash Equivalents	806	(3,344)

Cash and Cash Equivalents at Beginning of Period	863	4,444

Cash and Cash Equivalents at End of Period	$1,669	$1,100

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash
Issued common shares for intangible assets	$-	$160,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Kyto Biopharma, Inc. was formed as a Florida corporation on March 5, 1999. B Twelve, Limited, Kyto Biopharma, Inc.'s wholly-owned Canadian subsidiary (collectively referred to as the "Company"), was also formed on March 5, 1999. On August 14, 2002, the parent Company changed its name from B Twelve, Inc. to Kyto Biopharma, Inc.

The Company is a biopharmaceutical company, formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other proliferate and autoimmune diseases. The company has been in “development stage” till June 30, 2011.

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed consolidated financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's March 31, 2011 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed consolidated financial statements and the results of its operations for the interim period ended December 31, 2011, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a working capital deficiency of $1,504,234, an accumulated deficit of $17,752,159 and a stockholders' deficit of $ 1,504,234 as of December 31, 2011. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 –RELATED PARTY TRANSACTIONS

A) LOAN PAYABLE

As of December 31, 2011, the company owed $1,156,910 to a related party of the Company. During the nine months ended December 31, 2011, the Company borrowed $90,814 from a related party of the Company. The loan is non-interest bearing, unsecured, due on demand, does not follow any specific repayment terms and included in the loans payable- related party balance. As per ASC-835-30 “Imputation of Interest”, interest has been imputed @ 5%p.a. quarterly cumulative and $45,642 has been imputed and accrued as interest.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

On May 7, 2010 the Company announced the cancellation of its agreement with Targeted Payload Therapeutics Inc. ("TPT") and pursue any activities under Standstill Agreement. For the years ended March 31, 2011 and 2010, the Company had written off an impaired loan of $43,689 and $265,931, respectively, towards loss incurred as a consequence of cancellation of agreement with TPT.

C) ACCRUED LIBILITIES

The Company leases office space and administrative services from a related party principal stockholder and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. As of December 31, 2011, the remaining balance in the accrued liabilities-related party account for the above services was $59,000.

D) NOTES PAYABLE

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totalling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totalling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at December 31, 2011). Interest is accrued and payable quarterly.

At December 31, 2011 and March 31, 2011, accrued interest totalled $71,439 and $66,139 respectively.

 NOTE 6- EQUITY

A) CONVERTIBLE PREFERRED STOCK

On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears dividends at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. Preferred dividend payable on the Convertible Preferred Stock as of December 31, 2011 is $97,011. As of December 31, 2011, 473,624 convertible preferred shares were outstanding.

B) COMMON STOCK

As of December 31, 2011, 12,998,482 common shares were issued and outstanding.

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

The efforts of the Company’s R&D have produced notable accomplishments with respect to the development of a novel cancer therapy through the regulation of Vitamin B12 uptake, an essential nutrient for cells. For the first time, the Company has conclusively identified the protein and the gene encoding the Vitamin B12 receptor. The work which has been done  by SUNY on utilizing the Vitamin B12 pathway provides for several strategies aimed at preventing the proliferation of cancer cells.

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

 The company announced that on June 29, 2010, the Canadian Patent Office issued the Patents for Canadian Patent Application No, 2187346, in the name of Receptor Modulating Agents and Methods Relating Thereto.  The patentees are The University of Washington and Kyto Biopharma, Inc.  The application was filed on April 7, 1995 and will remain in force for a period of 20 years from the filing date.

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

 In December 2010, in view of the difficulty to raise funds for developing the company strategy, the board of directors decided to hire 2 biotechnology investment houses in order to help the company secure a joint venture partner or an outright sale of its Intellectual Property. A one year mandate was given to Bionest Partners based in Paris, France and to Health Care Capital Advisors based in Tampa, Florida. The mandate has expired on December 31st 2011 unfulfilled. As a result, management has decided to cease all development operations and is looking at possible ways to divest the biotechnology business from the company.

Results of Operations

For the nine months ended December 31, 2011 the Company’s net loss attributable to common shareholders decreased by $41,638 to $167,940 compared to a net loss of $209,578 for the nine months ended December 31, 2010. The comprehensive loss for the nine months ended December 31, 2011 decreased by $41,588 to $167,940 compared to a comprehensive loss of $209,528 for the nine months ended December 31, 2010.

Liquidity and Capital Resources

The Company had working capital deficits of $1,504,234 as of December 31, 2011 and $1,381,936 as of March 31, 2011. Cash was $1,669 as of December 31, 2011 and $863 as of March 31, 2011.

Cash from operating activities

The Company’s cash used in operations decreased by $88,400 to $89,294 for the nine months ended December 31, 2011 compared to cash used in operations of $177,694 for the nine months ended December 31, 2010.

Cash from financing activities

The Company’s net cash flows from financing activities decreased by $84,200 to $90,100 as of December 31, 2011 compared to cash flows from financing activities of $174,300 for the nine months ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Index to Exhibits on page 14

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

Kyto Biopharma, Inc.
(Registrant)

Date: February 14, 2012	By:	/s/ Georges Benarroch
Georges Benarroch President and Chief Executive Officer