Form 10-K
period 2012-03-31
KYTO BIOPHARMA INC
filed 2012-06-29
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 30, 2011, was approximately $467,711.20.

The Registrant had 12,998,482 shares of common stock, $0.0001 par value per share, outstanding on June  25 2012,

TABLE OF CONTENTS
FORM 10-K
FOR FISCAL YEAR ENDED MARCH 31, 2012

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

However, the company is no longer engaged in any material development with the Medarex.

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

In May 2007, the company extended the agreement with RFSUNY regarding the research and development of the use of monoclonal antibodies to block the vitamin B12 cancer cells for additional $125,406. A payment of $62,703 was made in January 2008.  During the year ended March 31, 2009, the company once again extended the agreement with RFSUNY, paying a total of  $141,161, to cover the period ending June 2009.  The company did not make any payment during the year endings March 2011 and 2012.

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

(6) Research and Development Costs

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred. Research and development expense was $0 and $0, for the years ended March 31, 2012 and  2011.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ending March 31, 2012. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-K filed with the U.S. Securities Exchange Commission.

(A) MARKET INFORMATION

As of February 23, 2011, our stock quotation coverage moved from the FINRA operated OTC Bulletin Board to the OTC Markets Group, Inc.'s OTCQB under the same symbol "KBPH."

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

Our common stock had traded on the OTC Bulletin Board(R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2012 and 2011. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	Common Stock
	High	Low
Fiscal Year Ended March 31, 2012
First quarter	$0.35	$0.15
Second quarter	0.15	0.15
Third quarter	0.15	0.15
Fourth quarter	0.15	0.15

Fiscal Year Ended March 31, 2011
First quarter	$0.70	$0.55
Second quarter	0.55	0.47
Third quarter	0.55	0.33
Fourth quarter	0.55	0.35

There were 12,998,482 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2012.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2012, there were 16 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 150 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6.  SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	2012	2011
Net Loss	$(218,611)	$(518,258)

Loss Per Share	$(0.01)	$(0.04)

Total assets	$1,467	$863

Total liabilities	$1,540,542	$1,382,799

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited consolidated financial statements, in 2012 the company had, a net loss of $218,611 a working capital deficiency of $1,539,075, a stockholders' deficiency of $1,539,075, and Accumulated deficit of $17,802,830 at March 31, 2012. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Research and development expense was $0 for the years ended March 31, 2012 and 2011.

During the period ending March 31, 2012, the Company continued to evaluate its Intellectual Property Portfolio. Under the recommendation from Patent Attorneys, management and consultants, Kyto has elected to cancel patent protection in non essential jurisdictions, to allow more focus to be placed on Kyto’s monoclonal antibody technologies.

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

(B) LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficit of $1,539,075 and $1,381,936 as of March 31, 2012 and 2011 respectively. Cash were $1,467 and $863 as of March 31, 2012 and 2011 respectively.

Cash from operating activities
The company’s cash outflow from operations of $92,996 for the year ended March 31, 2012 was $153,436 below cash flow from operating activities as of March 31, 2011 which was $246,432.

Cash from financing activities
The company’s net cash flow from financing activities of $93,600 for the year ended March 31, 2012 was $149,200 below the cash flow from financing activities for the year ended March 31, 2011, which was $242,800.

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

On May 11, 2012, Kyto entered into an agreement to transfer and sell all of the Corporation's intellectual property ("Intellectual Property IP"), including Patents, Patent Rights, Research Collaboration and Exclusive Licensing Agreements, including any and all modifications thereto, and all other intellectual property rights as more fully defined in the Platform Technology, Patent and Patent Application Assignment Agreement to Kyto IP Inc. a Delaware Corporation.

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

● THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, CASH USED IN OPERATIONS, STOCKHOLDERS' DEFICIT, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. The report of our Independent Registered Public Accounting Firm on our March 31, 2012 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached audited consolidated financial statements for KYTO BIOPHARMA, INC. AND SUBSIDIARY for the fiscal years ended March 31, 2012 and 2011. Can be found beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountant during the year and to the date of this consolidated financial statements and there are no disagreements with the findings of said accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the first quarter of fiscal 2013 that was not reported.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Georges Benarroch	65	President & Chief Executive Officer, Director

Jean-Luc Berger, Ph.D.	48	Director

Uri Sagman, M.D. FRCPC	58	Director

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

Mr. Benarroch has 30 years of investment banking as well as money management experience. Mr. Benarroch has raised financing for numerous companies, public as well as private and has managed for 30 years investment banking firms. As well he has been the CEO of a multibillion dollar asset management firm.

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

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
All Other Name and Payouts Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP ($)

Jean-Luc Berger, Director	2012	None				None
	2011	None				None

Georges Benarroch, Director	2012	None				None
	2011	None				None

Uri Sagman, Director	2012	None				None
	2011	None				None

(B) OPTION/SAR GRANTS TABLE

There were no options granted to employees and no grants to key employees in fiscal years 2012 and 2011.

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

No director shares were granted in fiscal years 2012 and 2011 .

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2012 of Kyto other than for routine indebtedness.

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

At March 31, 2012, the Company owed $1,160,410 to Credifinance Capital Corp. Georges Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp . The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. However, ASC-835-30 “Imputation of Interest” has been applied to impute the interest on loan from the related as there is no agreement between the Companies. Imputation of interest has been done @5%p.a. quarterly cumulative for the year ended March 31, 2012 and $61,472 has been imputed as interest.

Preferred convertible stock were issued in 2008 to satisfy a related party loan . The shares may be converted into common shares at the rate of $0.45 per share and bear dividend at the rate of 5% per annum.  As of March 31, 2012 the Company has accrued $104,144 as dividends.

During the year ended March 31, 2001, the Company entered into an agreement with a Medarex Inc(‘the vendor’), who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at March 31, 2012). Interest is accrued and payable quarterly. At March 31, 2012 and 2011, accrued interest totaled $73,243 and $66,139, respectively.

(B) TRANSACTIONS WITH PROMOTORS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is holding 473,624 convertible preferred shares represented 100% of issued shares.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $16,500 and $20,000 for audit of our annual consolidated financial statements for the fiscal year ended March 31, 2012 and 2011

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP for audit related services rendered during the fiscal year ended March 31, 2012 and 2011.

(3) Tax Fees

No professional services were rendered by RBSM LLP for tax compliance, tax advice, and tax planning the fiscal year ended March 31, 2012 and 2011.

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

KYTO BIOPHARMA, INC.

DATE: June 29, 2012	By:	/ s/ Georges Benarroch
Name: Georges Benarroch
President, Chief Executive Officer, principal executive officer and principal financial and accounting officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Georges Benarroch	President, Chief Executive Officer, principal executive officer	June 29, 2012
Georges Benarroch	and principal financial and accounting officer

/s/ Jean-Luc Berger	Director	June 29, 2012
Jean-Luc Berger

/s/ Uri Sagman	Director	June 29, 2012
Uri Sagman

Kyto Biopharma, Inc. and Subsidiary
  Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Kyto Biopharma, Inc.
Toronto, Canada

We have audited the accompanying consolidated balance sheets of Kyto Biopharma, Inc. and its subsidiary (the “Company”), as of March 31, 2012 and 2011, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kyto Biopharma, Inc. and its subsidiary as of March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has not commenced its planned principal operations and has suffered recurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        /s/ RBSM LLP

New York, New York
June 25, 2012

Kyto Biopharma, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	March 31,
	2012	2011

ASSETS
Current Assets
Cash	$1,467	$863

Total Current Assets	1,467	863

Total Assets	$1,467	$863

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$7,776	$12,760
Accrued liabilities	25,969	32,667
Accrued liabilities - related party	69,000	29,000
Accrued interest payable - related party	73,243	66,139
Dividends payable - preferred convertible stock	104,144	76,137
Loan payable-related party	1,160,410	1,066,096
Note payable-related party	100,000	100,000
Total Current Liabilities	1,540,542	1,382,799

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of
March 31 2012 and 2011 respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
March 31 2012 and 2011 respectively	1,300	1,300
Additional paid-in capital	15,966,014	15,904,542
Accumulated deficit	(17,802,830)	(17,584,219)
Accumulated other comprehensive loss	(177,183)	(177,183)

Total Stockholders' Deficit	(1,539,075)	(1,381,936)

Total Liabilities and Stockholders' Deficit	$1,467	$863

The accompanying notes are an integrated part of these consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Year Ended
	March 31,
	2012	2011

Operating Expenses
General and administrative	$122,020	$352,050

Total Operating Expenses	122,020	352,050

Loss from Operation	122,020	352,050

Other Income (Expenses)
Interest expense	(68,577)	(95,864)
Loss on debt forgiveness	-	(43,690)
Foreign currency transaction gain	(6)	(4)
Total Other Income (Expense), net	(68,583)	(139,558)

Net Loss before taxes	(190,603)	(491,608)

Net Income (Tax) Benefit	-	-

Net Loss	(190,603)	(491,608)

Preferred Stock Dividends	(28,008)	(26,650)

Net Loss Attributed to common shareholders	(218,611)	(518,258)

Comprehensive Income
Foreign currency translation gain	-	51
	-	51

Total Comprehensive Loss	(218,611)	(518,207)

Weighted average number of shares outstanding during the year - basic and diluted	12,998,482	12,998,482

Net loss per share - basic and diluted	$(0.01)	$(0.04)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.02)	$(0.04)

The accompanying notes are an integrated part of these consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit
For the Two Years Ended March 31, 2012

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Comprehensive
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, March 31, 2010	473,624	$473,624	12,998,482	$1,300	$15,815,489	$(17,065,962)	$(177,234)	$(952,783)
Imputed Interest	-	-	-	-	89,053	-	-	89,053
Preferred Stock Dividends	-	-	-	-	-	(26,650)	-	(26,650)
Net Loss	-	-	-	-	-	(491,608)	-	(491,608)
Foreign currency translation gain	-	-	-	-	-	-	51	51
Balance, March 31, 2011	473,624	$473,624	12,998,482	$1,300	$15,904,542	$(17,584,219)	$(177,183)	$(1,381,936)
Imputed Interest	-	-	-	-	61,472	-	-	61,472
Preferred Stock Dividends	-	-	-	-	-	(28,008)	-	(28,008)
Net Loss	-	-	-	-	-	(190,603)	-	(190,603)
Balance, March 31, 2012	473,624	$473,624	12,998,482	$1,300	$15,966,014	$(17,802,830)	$(177,183)	$(1,539,075)

The accompanying notes are an integrated part of these consolidated financial statements.

Kyto Biopharma, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(218,611)	$(518,258)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Interest Expense imputed on Related Party Loan	61,472	89,053
Impairment loss	-	165,570
Loans receivable from related party-written off	-	43,689
Expenses Paid by Related Party on behalf of the company	714	-
Changes in operating assets and liabilities:
Loan receivable	-	(43,689)
Accounts payable and accrued expenses	28,318	17,242
Related party accounts payable, accrued interest, and accrued liabilities	35,111	(40)
Net Cash Used in Operating Activities	(92,996)	(246,432)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	93,600	275,800
Repayment of loan to related parties		(33,000)
Net Cash Provided by Financing Activities	93,600	242,800

Effect of Exchange Rate on Cash	-	51

Net Increase (decrease) in Cash and Cash Equivalents	604	(3,581)

Cash and Cash Equivalents at Beginning of Period	863	4,444

Cash and Cash Equivalents at End of Period	$1,467	$863

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:	$-	$-

The accompanying notes are an integrated part of these consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NATURE OF BUSINESS

KytoBiopharma, Inc. was formed as a Florida corporation on March 5, 1999. B Twelve, Limited, KytoBiopharma, Inc.'s wholly-owned Canadian subsidiary (collectively referred to as the "Company"), was also formed on March 5, 1999. On August 14, 2002, the Company changed its name from B Twelve, Inc. to KytoBiopharma, Inc.

The Company is a biopharmaceutical company, formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other proliferate and autoimmune diseases. The Company is currently not in the development stage and was in “development stage” till June 30, 2011.

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

(C) GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has no revenues, a net loss of $218,611, a working capital deficiency of $1,539,075, a stockholders' deficiency of $1,539,075 and a deficit accumulated of $17,802,830 at March 31, 2012. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2012, the Company received $93,600 in related party debt financing.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Significant estimates during 2012 and 2011 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

(E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2012 and 2011, respectively.

(F) BASIS OF PRESENTATION AND FOREIGN CURRENCY

The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

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

(G) CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2012, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2012 and 2011, respectively.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

(K) RESEARCH AND DEVELOPMENT COSTS

Others conduct research and development on behalf of the Company under contractual agreements and such costs are charged to expense as incurred.  There were no Research and development expense for the years ended March 31, 2012 and 2011.

(L) PATENT RIGHTS

Acquisition of Patent Rights is stated at cost and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods to be benefited if and once the patent has been granted by the United States Patent and Trademark Office (“USPTO”).The Company will write-off any currently capitalized costs for patents not granted by the USPTO (See note 3).

(M) INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards  Accounting Standard Codifcation Topic 740"Accounting for Income Taxes" ("Topic 740"). Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The foreign currency translation gains and losses resulting from the translation of the financial statements of B Twelve, Ltd. expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income or Loss in the Statement of Operations.

(O) NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards Accounting Standard Codification Topic. 260, "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is anti dilutive for the periods presented. At March 31, 2012, there were convertible preferred shares which could have been potentially been converted into 1,052,498 shares of common stock, but would be anti dilutive.

(P) SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

(Q) RECLASSIFICATIONS

Certain amounts in the March 31, 2011 consolidated financial statements may have been reclassified to conform to the March 31, 2012 presentation.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2  COMMITMENTS AND CONTINGENCIES

(A) LEASES

The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder. Rent expense in 2012 and 2011 were $20,000 and $20,000, respectively and is included in general and administrative expense in these accompanying consolidated statements of operations.

(B) REGULATION

The business of the Company is subject to various governmental regulations in the United States of America, Canada, and other countries, which must approve any Company products before commencement of commercial sales and which regulate the manufacturing of pharmaceuticals.

NOTE 3  RELATED PARTY TRANSACTION

(A) At March 31, 2012, the Company owed $1,160,410 to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. However, FASB-ASC- 835-30 “Imputation of Interest” has been applied to impute the interest on loan from CFCC as there is no agreement between the Company and CFCC. Imputation of interest has been done @5%p.a. quarterly for the year ended March 31, 2012 and $61,472 has been imputed as interest.

(B) ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2012 and, 2011, was $40,000, and $40.000, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. As of March 31, 2012and 2011, the remaining balance in the accrued liabilities-related party account for the above services was $69.000 and $29,000, respectively.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 3  RELATED PARTY TRANSACTION (CONTINUED)

(C) NOTE PAYABLE, RELATED PARTY

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at March 31, 2012). Interest is accrued and payable quarterly. At March 31, 2012 and 2011, accrued interest totaled $73,243 and $66,139, respectively. In connection with the promissory note, all principal and accrued interest is payable in full upon the earliest of the following:

(i) The date on which the Company raises at least $1,000,000 in funding within a twelve-month period;

(ii) The date on which the agreement between the Company, vendor and other unrelated party terminates; or

(iii) Three years from the date of the promissory note.

Since the note was due in November 2005, the note payable was re-classified to current liabilities at March 31, 2005.

NOTE 4  STOCKHOLDERS' DEFICIENCY

(A) CONVERTIBLE PREFERRED STOCK

In June 1999, an investor purchased 250,000 units at $1.00 per unit or $250,000 consisting of 250,000 shares of convertible preferred stock and receives warrants to purchase up to 750,000 common shares as follows: 250,000 common stock warrants exercisable at $1.00 per share issued with the preferred stock and another potential 500,000 as discussed below. The preferred stock was convertible to common stock on a one-for-one basis upon the earlier of:

(i) An initial public offering by the Company, as defined,

(ii) The completion of a reverse take-over transaction,

(iii) A minimum $3,000,000 private equity financing based on a $10,000,000 valuation or,

(iv)The merger of the Company with another corporation or the sale of substantively all the assets of the Corporation.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4 STOCKHOLDERS' DEFICIENCY (CONTINUED)

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

As of March 31, 2012, 473,624 convertible preferred shares were outstanding.

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

As of March 31, 2012, 12,998,482 common shares were outstanding.

(C) STOCK OPTIONS AND WARRANTS

As of March 31, 2012, no stock options and warrants were outstanding.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 4  STOCKHOLDERS' DEFICIENCY (CONTINUED)

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

	2012	2011
Loss available to common stockholders.	$(218,611)	(518,207)

Weighted average common shares outstanding	12,998,482	12,998,482
Basic and diluted loss per share	$(0.01)	$(0.04)

Effect of dilutive securities

The following convertible securities were not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive:

SHARES OF POTENTIAL
COMMON STOCK

Preferred convertible shares 473,624 are convertible to 1,052,498 potential common shares.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 5 INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense or utilization of net operating loss carry forwards for the years ended March 31, 2012 and 2011, due to the Company's net losses.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2012 and 2011 (computed by applying the United States Federal Corporate tax rate of 34% to consolidated loss before taxes), as follows:

	2012	2011

Computed "expected" tax benefit	$(74,327)	$(201,040)
Foreign income tax rate differences	6,995	18,921
Change in deferred tax asset valuation allowance	67,332	182,119
	$-	$-
The above benefit was calculated using a combined federal and state tax estimated rate as noted below
Statutory federal income tax rate	34.00%
State income taxes	--%
Foreign income tax rate difference	(3.2)%
Valuation allowance	(30.8)%
Effective tax rate	(0.0)%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2012 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$5,128,807
Canadian net operating loss carryforward	-
Total gross deferred tax assets	5,128,8070
Less valuation allowance	(5,128,807)
Net deferred tax assets	$-

The net change in valuation allowance during the year ended March 31, 2012 was an increase of approximately $74,327. The Company's subsidiary has net operating losses of approximately $743,100 at March 31, 2010   which expired during the year ended March 31, 2011 and the parent United States entity has a net operating loss carry forward of approximately $16,629,261 available to offset the parent's net income through 2028.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 6 SUBSEQUENT EVENTS

On May 31, 2012, Kyto entered into an agreement to transfer and sell all of the Corporation's intellectual property ("Intellectual Property IP"), including Patents, Patent Rights, Research Collaboration and Exclusive Licensing Agreements, including any and all modifications thereto, and all other intellectual property rights as more fully defined in the Platform Technology, Patent and Patent Application Assignment Agreement to Kyto IP Inc. a Delaware Corporation.