Form 10-Q
period 2012-06-30
KYTO BIOPHARMA INC
filed 2012-08-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

12,998,482 Common Shares - $0.0001 Par Value - as of  August 13, 2012

KYTO BIOPHARMA, INC. AND SUBSIDIARY
For the quarterly period ended June 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	March 31,
	2012	2012
	(Unaudited)

ASSETS
Current Assets
Cash	$768	$1,467

Total Current Assets	768	1,467

Total Assets	$768	$1,467

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$7,776
Accrued liabilities	2,500	25,969
Accrued liabilities - related party	-	69,000
Accrued interest payable - related party	75,066	73,243
Dividends Payable - preferred convertible stock	-	104,144
Loan payable-related party	-	1,160,410
Note payable-related party	100,000	100,000
Total Current Liabilities	177,566	1,540,542

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of
June 30 2012 and March 31, 2012 respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
June 30, 2012 and March 31 2012, respectively	1,300	1,300
Additional paid-in capital	17,333,149	15,966,014
Accumulated deficit	(17,807,688)	(17,802,830)
Accumulated other comprehensive loss	(177,183)	(177,183)

Total Stockholders' Deficit	(176,798)	(1,539,075)

Total Liabilities and Stockholders' Deficit	$768	$1,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,
	2012	2011

Operating Expenses
General and administrative	$3,033	$51,330

Total Operating Expenses	3,033	51,330

Loss from Operation	3,033	51,330

Other Income (Expenses)
Interest expense	(1,825)	(16,513)
Total Other Income (Expense), net	(1,825)	(16,513)

Net Loss before taxes	(4,858)	(67,843)

Net Income (Tax) Benefit	-	-

Net Loss	(4,858)	(67,843)

Preferred Stock Dividends	-	(6,871)

Net Loss Attributed to common shareholders	(4,858)	(74,714)

Comprehensive Income
Foreign currency translation gain	-	-
	-	0

Total Comprehensive Loss	(4,858)	(74,714)

Weighted average number of shares outstanding
during the year - basic and diluted	12,998,482	12,998,482

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Comprehensive
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, March 31, 2012	73,624	$473,624	12,998,482	$1,300	$15,966,014	$(17,802,830)	$(177,183)	$(1,539,075)
Transfer of intangible assets and liabilities to related party	-	-	-	-	1,367,135	-	-	1,367,135
Net Loss	-	-	-	-	-	(4,858)	-	(4,858)
Balance, June 30,2012	473,624	$473,624	12,998,482	$1,300	$17,333,149	$(17,807,688)	$(177,183)	$(176,798)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended June 30
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(4,858)	$(67,844)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Interest Expense imputed on Related Party Loan	-	14,764
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(341)	(3,640)
Related party accounts payable, accrued interest, and accrued liabilities		11,748
Net Cash Used in Operating Activities	(5,199)	(44,972)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	4,500	49,000
Net Cash Provided by Financing Activities	4,500	49,000

Net (decrease) increase in Cash and Cash Equivalents	(699)	4,028

Cash and Cash Equivalents at Beginning of Period	1,467	863

Cash and Cash Equivalents at End of Period	$768	$4,891

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non cash investing and financing activities
Transfer of intangible assets and liabilities to related party credited to additional paid in capital	$1,367,135	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed consolidated financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's March 31, 2012 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed consolidated financial statements and the results of its operations for the interim period ended June 30, 2012, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a working capital deficiency of $176,798, a deficit accumulated of $17,807,688 and a stockholders' deficit of $ 176,798 as of June 30, 2012. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 5- PATENT RIGHTS

Effective May 31, 2012, the Corporation entered into an agreement with Kyto IP Inc., a private company incorporated in the State of Delaware, to transfer, assign and sell all of the Corporation’s intellectual property, including Patents, Patent Applications and related Intellectual Property for the purchase consideration amounts to US$1,367,135 to Kyto IP Inc .

Further, the purchase price is paid and satisfied by the Kyto IP Inc. assuming the debt of the company to Credifinance Capital Corp (CFCC) and other liabilities summarized below.

Description	Amount($)

Accounts payable	$3,112
Accrued liabilities	$25,969
Accrued liabilities- related party	$69,000
Dividend payable- preferred convertible stock	$104,144
Loan payable- related party	$1,164,910
Net liabilities assumed (transferred to Kyto IP Inc)	$1,367,135

The above assumed liabilities includes significant debt from related party, further the Kyto IP Inc is owned by the shareholder of Kyto Biopharma, Inc and therefore in accordance with this ASC 810, the above transaction was accounted for as an equity transaction, with no gain or loss recognized.

NOTE 6 –RELATED PARTY TRANSACTIONS

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totalling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totalling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at June 30, 2012). Interest is accrued and payable quarterly. At June 30, 2012 and March 31, 2012, accrued interest totalled $75,066 and $73,243 respectively.

As mentioned above (refer note 5) the loan payable – CFCC and accrued liabilities were transferred to Kyto IP Inc as part of transfer, assignment and sale of intellectual property

NOTE 7- EQUITY

A) CONVERTIBLE PREFERRED STOCK
On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears dividends at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. As of June 30, 2012, 473,624 convertible preferred shares were outstanding.

B) COMMON STOCK
As of June 30, 2012, 12,998,482 common shares were outstanding.

NOTE 8 - SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the interim unaudited condensed consolidated financial statements.

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

The report of our Independent Registered Public Accounting firm dated June 25, 2012 on our March 31, 2012 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders’ deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional financing and maintain operations. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management’s control, such as financial market trends and investors’ appetite for new financings. It should be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

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

Results of Operations

For the three months ended June 30, 2012 the Company’s net loss attributable to common shareholders decreased by $69,856 to $4,858 compared to a net loss of $74,714 for the three months ended June 30, 2011. The comprehensive loss for the three months ended June 30, 2012, decreased by $69,856 to $4,858 compared to a comprehensive loss of $74,714 for three months ended June 30, 2012.

Liquidity and Capital Resources

The Company had working capital deficits of $176,798 as of June 30, 2012 and $1,539,075 as of March 31, 2012. Cash was $768 as of June 30, 20112 and $1,467 as of March 31, 2012.

Cash from operating activities

The Company’s cash used in operations decreased by $39,773 to $5,199 for the three months ended June 30, 2012 compared to cash used in operations of $44,972 for the three months ended June 30, 2011.

Cash from financing activities

The Company’s net cash flows from financing activities decreased by $44,500 to $4,500 as of June 30, 2012 compared to cash flows from financing activities of $49,000 for the three months ended June 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Kyto Biopharma, Inc.

Date: August 14, 2012	By:	/s/ Georges Benarroch
Georges Benarroch
Chief Executive Officer, principal executive officer,
principal financial and accounting officer