Form 10-Q
period 2012-09-30
KYTO BIOPHARMA INC
filed 2012-11-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

12,998,482 Common Shares - $0.0001 Par Value - as of  November 13, 2012

KYTO BIOPHARMA, INC. AND SUBSIDIARY
For the quarterly period ended September 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	March 31,
	2012	2012
	(Unaudited)

ASSETS
Current Assets
Cash	$389	$1,467

Total Current Assets	389	1,467

Total Assets	$389	$1,467

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,301	$7,776
Accrued liabilities	15,000	25,969
Accrued liabilities - related party	-	69,000
Accrued interest payable - related party	76,909	73,243
Dividends Payable - preferred convertible stock	11,915	104,144
Loan payable-related party	-	1,160,410
Note payable-related party	100,000	100,000
Total Current Liabilities	205,125	1,540,542

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of
September 30 2012 and March 31, 2012 respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
September 30, 2012 and March 31 2012, respectively	1,300	1,300
Additional paid-in capital	17,343,834	15,966,014
Accumulated deficit	(17,846,311)	(17,802,830)
Accumulated other comprehensive loss	(177,183)	(177,183)

Total Stockholders' Deficit	(204,736)	(1,539,075)

Total Liabilities and Stockholders' Deficit	$389	$1,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating Expenses
General and administrative	$14,180	$31,551	$17,215	$82,882

Total Operating Expenses	14,180	31,551	17,215	82,882

Loss from Operation	14,180	31,551	17,215	82,882

Other Income (Expenses)
Interest expense	(12,528)	(17,010)	(14,351)	(33,523)

Total Other Income (Expense), net	(12,528)	(17,010)	(14,351)	(33,523)

Net Loss before taxes	(26,708)	(48,561)	(31,566)	(116,405)

Net Income (Tax) Benefit	-	-	-	-

Net Loss	(26,708)	(48,561)	(31,566)	(116,405)

Preferred Stock Dividends	(11,915)	(6,958)	(11,915)	(13,830)

Net Loss Attributed to common shareholders	(38,623)	(55,519)	(43,481)	(130,235)

Comprehensive Income
Foreign currency translation gain	-		-

Total Comprehensive Loss	(38,623)	(55,519)	(43,481)	(130,235)

Weighted average number of shares outstanding
basic and diluted	12,998,482	12,998,482	12,998,482	12,998,482

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENT OF STOCK HOLDER’S DEFICIT
FOR THE SIX MONTHS ENDED SEPTEMBER 30. 2012
(UNAUDITED)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Comprehensive
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, March 31, 2012	473,624	$473,624	12,998,482	$1,300	$15,966,014	$(17,802,830)	$(177,183)	$(1,539,075)
Transfer of Intangible assets and liabilities to related party	-	-	-	-	1,367,135	-	-	1,367,135
Imputed Interest	-	-	-	-	10,685	-	-	10,685
Preferred stock Dividends	-	-	-	-	-	(11,915)	-	(11,915)
Net Loss	-	-	-	-	-	(31,566)	-	(31,566)
Balance, September 30, 2012	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(17,846,311)	$(177,183)	$(204,736)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended September 30
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(43,481)	$(130,235)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Interest Expense imputed on Related Party Loan	10,685	30,007
Changes in operating assets and liabilities:
Accrued Liabilities Related Party	-	20,000
Accrued Liabilities	15,000	(14,500)
Accrued Interest Related Party	3,666	3,514
Preferred Dividends Payable	11,915	13,829
Accounts payable and accrued expenses	(3,363)	4,392
Net Cash Used in Operating Activities	(5,578)	(72,993)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	4,500	72,600

Net Cash Provided by Financing Activities	4,500	72,600

Net decrease in Cash and Cash Equivalents	(1,078)	(393)

Cash and Cash Equivalents at Beginning of Period	1,467	863

Cash and Cash Equivalents at End of Period	$389	$470

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-Cash Investing & Financing Activities
Transfer to intangible assets and liabilities to related Party creditited to additional paid in capital	$1,367,135	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed consolidated financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's March 31, 2012 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed consolidated financial statements and the results of its operations for the interim period ended September 30, 2012, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a working capital deficiency of $204,736, a deficit accumulated of $17,846,311and a stockholders' deficit of $ 204,736 as of September 30, 2012. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
September 30, 2012

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

Description	Amount($)
Accounts payable	$3,112
Accrued liabilities	$25,969
Accrued liabilities- related party	$69,000
Dividend payable- preferred convertible stock	$104,144
Loan payable- related party	$1,160,410
Net liabilities assumed (transferred to Kyto IP Inc)	$1,367,135

The above assumed liabilities includes significant debt from related party, further the Kyto IP Inc is owned by the shareholder of Kyto Biopharma, Inc and therefore in accordance with this ASC 810, the above transaction was accounted for as an equity transaction, with no gain or loss recognized.

NOTE 6 –RELATED PARTY TRANSACTIONS

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totalling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totalling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at September 30, 2012). Interest is accrued and payable quarterly. At September 30, 2012 and March 31, 2012, accrued interest totalled $76,909 and $73,243 respectively.

As mentioned above (refer note 5) the loan payable – CFCC and accrued liabilities were transferred to Kyto IP Inc as part of transfer, assignment and sale of intellectual property.

NOTE 7- EQUITY

A) CONVERTIBLE PREFERRED STOCK
On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears dividends at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. As of September 30, 2012, 473,624 convertible preferred shares were outstanding.

B) COMMON STOCK
As of September 30, 2012, 12,998,482 common shares were outstanding.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Further, the purchase price is paid and satisfied by the Kyto IP Inc. assuming the debt of the company to Credifinance Capital Corp (CFCC) and other liabilities.

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

Results of Operations

For the six months ended September 30, 2012 the Company’s net loss attributable to common shareholders decreased by $97,439 to $32,796 compared to a net loss of $130,235 for the six months ended September 30, 2011. The comprehensive loss for the three months ended September 30, 2012, decreased by $97,439 to $32,796 compared to a comprehensive loss of $130,235 for six months ended September30, 2012.

Liquidity and Capital Resources

The Company had working capital deficits of $204,736 as of September 30, 2012 and $1,539,075 as of March 31, 2012. Cash was $389as of September 30, 2012 and $1,467 as of March 31, 2012.

Cash from operating activities

The Company’s cash used in operations decreased by $67,415 to $5,578 the six months ended September 30, 2012 compared to cash used in operations of $72,993 for the six months ended September 30, 2011.

Cash from financing activities

The Company’s net cash flows from financing activities decreased by $68,100 to $4,500 as of September30, 2012 compared to cash flows from financing activities of $72,600 for the six months ended September 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Index to Exhibits on page 15

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)(a)	Articles of Incorporation of Kyto Biopharma, Inc.*

3(i)(b)	Articles of Amendment changing name to Kyto Biopharma, Inc.*

3(ii)	Bylaws of Kyto Biopharma, Inc.*

10.1	Research collaboration agreement between The Research Foundation of State University of New York and B. Twelve Ltd. (Kyto Biopharma, Inc.) [dated August 19, 1999]**

10.2	Collaborative Research Agreement to synthesize new vitamin B12 analogs signed between the Company and New York University [dated November 11, 1999]**

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
________________
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

Kyto Biopharma, Inc.

Date: November 14, 2012	By:	/s/ Georges Benarroch
Georges Benarroch
Chief Executive Officer, principal executive officer,
principal financial and accounting officer