Form 10-Q
period 2013-06-30
KYTO BIOPHARMA INC
filed 2013-08-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,998,482 Common Shares - $0.0001 Par Value - as of  August  12, 2013

KYTO BIOPHARMA, INC. AND SUBSIDIARY
For the quarterly period ended June 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$67	$117

Total Current Assets	67	117

Total Assets	$67	$117

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,404	$808
Accrued liabilities	8,500	8,000
Accrued liabilities - related party	66,000	40,000
Accrued interest payable - related party	82,553	80,634
Dividends Payable - preferred convertible stock	30,274	24,053
Loan payable-related party	7,334	5,234
Note payable-related party	100,000	100,000
Total Current Liabilities	296,065	258,729

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 shares issued and outstanding as of
June 30, 2013 and March 31, 2013	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 shares issued and outstanding as of
June 30, 2013 and March 31, 2013	1,300	1,300
Additional paid-in capital	17,343,834	17,343,834
Accumulated deficit	(18,114,756)	(18,077,370)

Total Stockholders' Deficit	(295,998)	(258,612)

Total Liabilities and Stockholders' Deficit	$67	$117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	June 30
	2013	2012

Operating Expenses
General and administrative	$29,246	$3,033

Total Operating Expenses	29,246	3,033

Loss from Operation	29,246	3,033

Other Income (Expenses)
Interest expense	(1,919)	(1,825)

Total Other Income (Expense), net	(1,919)	(1,825)

Net Loss before taxes	(31,165)	(4,858)

Net Income (Tax) Benefit	-	-

Net Loss	(31,165)	(4,858)

Preferred Stock Dividends	(6,221)	-

Net Loss Attributed to common shareholders	(37,386)	(4,858)

Comprehensive Income
Foreign currency translation gain	-	-
	-	-
Comprehensive Loss	(37,386)	(4,858)

Weighted average number of shares outstanding
basic and diluted	12,998,482	12,998,482

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENT OF STOCK HOLDER’S DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30. 2013
(UNAUDITED)

	Preferred Stock		Common Stock		Additional
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total Deficit

Balance, March 31, 2013	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,077,370)	$(258,612)
Preferred stock dividends	-	-	-	-	-	(6,221)	(6,221)
Net loss	-	-	-	-	-	(31,165)	(31,165)
Balance June 30, 2013	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,114,756)	$(295,998)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(37,386)	$(4,858)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accrued liabilities related party	26,000	-
Accrued liabilities	500	-
Accrued interest related party	1,919	-
Preferred dividends payable	6,221	-
Accounts payable and accrued expenses	596	(341)
Net Cash Used in Operating Activities	(2,150)	(5,199)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	2,100	4,500

Net Cash Provided by Financing Activities	2,100	4,500

Effect of currency rate change on cash	-	-

Net decrease in Cash and Cash Equivalents	(50)	(699)

Cash and Cash Equivalents at Beginning of Period	117	1,467

Cash and Cash Equivalents at End of Period	$67	$768

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-Cash Investing & Financing Activities:
Transfer to intangible assets and liabilities to related Party creditited to additional paid in capital	$-	$1,367,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed consolidated financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's March 31, 2013 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed consolidated financial statements and the results of its operations for the interim period ended  June 30, 2013, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a working capital deficiency of $295,998, a deficit accumulated of $18,114,756 and a stockholders' deficit of $ 295,998 as of June 30, 2013. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 –RELATED PARTY TRANSACTIONS

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totalling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totalling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at June 30, 2013). Interest is accrued and payable quarterly. At June 30, 2013 and March 31, 2013, accrued interest totalled $82,553 and $80,634 respectively.

NOTE 6- EQUITY

A) CONVERTIBLE PREFERRED STOCK
On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears dividends at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. As of June 30, 2013, 473,624 convertible preferred shares were outstanding.

B) COMMON STOCK
As of June 30 2013, 12,998,482 common shares were outstanding.

NOTE 7 - SUBSEQUENT EVENTS

On July 17, 2013 the company entered into a Letter of Intent to acquire all of the outstanding common shares of Barbados Sea Island Cotton Inc. (“BSC”) through the issuance of 10 million common shares of Kyto to the shareholders of BSC and BSC satisfying Kyto’s outstanding debt on closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

On July 17, 2013 the company entered into a Letter of Intent to acquire all of the outstanding common shares of Barbados Sea Island Cotton Inc. (“BSC”) through the issuance of 10 million common shares of Kyto to the shareholders of BSC and BSC satisfying Kyto’s outstanding debt on closing.

In November 2012,Kyto closed its Canadian Subsidiary and recognized a loss on dissolution of foreign subsidiary of $173,623 during the year ended March 31, 2013.

The report of our Independent Registered Public Accounting firm dated June 28, 2013 on our March 31, 2013 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders’ deficit, significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional financing and maintain operations. Currently we do not have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management’s control, such as financial market trends and investors’ appetite for new financings. It should be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

Results of Operations

For the three months ended June 30, 2013 the Company’s net loss attributable to common shareholders increased by $32,528 to $37,386 compared to a net loss of $4,858 for the Three  months ended June 30, 2012 . The comprehensive loss for the Three months ended June 30, 2012 , increased by $32,528 to $37,386 compared to a comprehensive loss of $4,858 for three months ended June 30, 2012.

Liquidity and Capital Resources

The Company had working capital deficits of $295,998 as of June 30, 2013 and $258,612 as of March 31, 2013. Cash was $67 as of  June 30, 2013 and $117 as of March 31, 2013.

Cash from operating activities

The Company’s net cash used in operations decreased by $3,049 to $2,150 for the three months ended June 30, 2013 compared to net cash used in operations of $5,199 for the three months ended June 30, 2012.

Cash from financing activities

The Company’s net cash flows from financing activities decreased by $2,400 to $2,100 as of June 30, 2013 compared to cash flows from financing activities of $4,500 for the three months ended June 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2013.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Kyto Biopharma, Inc.

Date: August 14, 2013	By:	/s/ Georges Benarroch
Georges Benarroch Chief Executive Officer, principal executive officer, principal financial and accounting officer