Form 10-Q
period 2013-12-31
KYTO BIOPHARMA INC
filed 2014-02-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐ No

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,998,482 Common Shares - $0.0001 Par Value - as of  February  12, 2014

KYTO BIOPHARMA, INC. AND SUBSIDIARY
For the quarterly period ended December 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(Unaudited)

ASSETS
Current Assets
Cash	$46	$117

Total Current Assets	46	117

Total Assets	$46	$117

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$808
Accrued liabilities	14,799	8,000
Accrued liabilities - related party	86,000	40,000
Accrued interest payable - related party	86,433	80,634
Dividends Payable - preferred convertible stock	42,950	24,053
Loan payable-related party	16,092	5,234
Note payable-related party	100,000	100,000
Total Current Liabilities	346,274	258,729

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 shares issued and outstanding as of
December 31, 2013 and March 31, 2013	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 shares issued and outstanding as of
December 31, 2013 and March 31, 2013	1,300	1,300
Additional paid-in capital	17,343,834	17,343,834
Accumulated deficit	(18,164,986)	(18,077,370)

Total Stockholders' Deficit	(346,228)	(258,612)

Total Liabilities and Stockholders' Deficit	$46	$117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	December 31		December 31
	2013	2012	2013	2012

Operating Expenses
General and administrative	$18,188	$22,626	$62,921	$39,841

Total Operating Expenses	18,188	22,626	62,921	39,841

Loss from Operation	18,188	22,626	62,921	39,841

Other Income (Expenses)
Interest expense	(1,940)	(1,924)	(5,799)	(16,275)
Loss on dissolution of foreign subsidiary	-	(173,623)	-	(173,623)

Total Other Income (Expense), net	(1,940)	(175,547)	(5,799)	(189,898)

Net Loss before taxes	(20,127)	(198,173)	(68,719)	(229,739)

Net Income (Tax) Benefit	-	-	-	-

Net Loss	(20,127)	(198,173)	(68,719)	(229,739)

Preferred Stock Dividends	(6,377)	(6,069)	(18,897)	(17,984)

Net Loss Attributed to common shareholders	(26,504)	(204,242)	(87,616)	(247,723)

Comprehensive Income
Foreign currency translation gain	-	(3,560)	-	(3,560)
	-	(3,560)	-	(3,560)

Comprehensive Loss	(26,504)	(207,802)	(87,616)	(251,283)

Weighted average number of shares outstanding
basic and diluted	12,998,482	12,998,482	12,998,482	12,998,482

Net loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENT OF STOCK HOLDER’S DEFICIT
FOR THE NINE MONTHS ENDED DECEMBER 31. 2013
(UNAUDITED)

	Preferred Stock		Common Stock		Additional	Accumulated
	$1.00 par value		$0.0001 par value		Paid - in	Deficit
	Shares	Amount	Shares	Amount	Capital		Total Deficit

Balance, March 31, 2013	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,077,370)	$(258,612)
Preferred stock dividends	-	-	-	-	-	(18,897)	(18,897)
Net loss	-	-	-	-	-	(68,719)	(68,719)
Balance December 31, 2013	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,164,986)	$(346,228)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended December 31,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(87,616)	$(247,723)
Adjustment to reconcile net loss to net cash used in
operating activities:
Interest expenses imputed on Related Party Loan	-	10,685
Operating expenses incured by related party on behalf of the company	3,658
Loss on dissolution of foreign subsidiary	-	173,623
Changes in operating liabilities:
Accrued liabilities related party	46,000	30,000
Accrued liabilities	6,799	2,500
Accrued interest related party	5,799	5,529
Preferred dividends payable	18,897	17,984
Accounts payable and accrued expenses	(808)	(3,888)
Net Cash Used in Operating Activities	(7,271)	(11,290)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	7,200	6,500

Net Cash Provided by Financing Activities	7,200	6,500

Effect of currency rate change on cash	-	3,560

Net decrease in Cash and Cash Equivalents	(71)	(1,230)

Cash and Cash Equivalents at Beginning of Period	117	1,467

Cash and Cash Equivalents at End of Period	$46	$237

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing & Financing Activities:
Transfer to intangible assets and liabilities to related Party creditited to additional paid in capital	$-	$1,367,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed consolidated financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's March 31, 2013 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed consolidated financial statements and the results of its operations for the interim period ended December 31, 2013, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a working capital deficiency of $346,228, a deficit accumulated of $18,164,986, a stockholders' deficit of $346,228 as of December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
December 31, 2013

NOTE 4 - ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 5 –RELATED PARTY TRANSACTIONS

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totalling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totalling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at December 31 2013). Interest is accrued and payable quarterly. At December 31, 2013 and March 31, 2013, accrued interest totalled $86,433 and $80,634, respectively.

NOTE 6- EQUITY

A) CONVERTIBLE PREFERRED STOCK
On May 24, 2007 the Company entered into an agreement with Credifinance Capital Corp, a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Credifinance Capital Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears dividends at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. As of December 31, 2013, 473,624 convertible preferred shares were outstanding.

B) COMMON STOCK
As of December 31, 2013, 12,998,482 common shares were outstanding.

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

Results of Operations

For the nine months ended December 31, 2013 the Company’s net loss attributable to common shareholders decreased by $160,107 to $87,616 compared to a net loss of $247,723 for the nine months ended December 31, 2012. The comprehensive loss for the nine months ended December 31, 2013, decreased by $163,667 to $87,616 compared to a comprehensive loss of $251,283 for the nine months ended December 31, 2012.

For the three months ended December 31, 2013 the Company’s net loss attributable to common shareholders decreased by $177,738 to $26,504 compared to a net loss of $204,242 for the three months ended December 31, 2012 The comprehensive loss for the three months ended December 31,2013, decreased by $181,298 to $26,504 compared to a comprehensive loss of $207,802 for the three months ended December 31, 2012.

Liquidity and Capital Resources

The Company had working capital deficits of $346,228 as of December 31, 2013 and $258,612 as of March 31, 2013. Cash was $46 as of December 31, 2013 and $117 as of March 31, 2013.

Cash from operating activities

The Company’s net cash used in operations decreased by $4,019 to $7,271 for the nine months ended December 31, 2013 compared to net cash used in operations of $11,290 for the nine months ended December 31, 2012.

Cash from financing activities

The Company’s net cash flows from financing activities increased by $700 to $7,200 for the nine months ended December 31, 2013 compared to cash flows from financing activities of $6,500 for the nine months ended December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Index to Exhibits on page 12

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

Kyto Biopharma, Inc.

Date: February 14, 2014	By:	/s/ Georges Benarroch
Georges Benarroch
Chief Executive Officer, principal executive officer,
principal financial and accounting officer