Form 10-K
period 2014-03-31
KYTO BIOPHARMA INC
filed 2014-06-30
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 30, 2013, was approximately $284,087.25.

The Registrant had 12,998,482 shares of common stock, $0.0001 par value per share, outstanding on  June 27, 2014

TABLE OF CONTENTS
FORM 10-K
FOR FISCAL YEAR ENDED MARCH 31, 2014

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

Effective May 31, 2012, the Corporation entered into an agreement with Kyto IP Inc., a private company incorporated in the State of Delaware, to transfer, assign and sell all of the Corporation’s intellectual property, including Patents, Patent Applications and related Intellectual Property for the purchase consideration amounts to US$1,367,135 to Kyto IP Inc . Further, the purchase price is paid and satisfied by the Kyto IP Inc. assuming the debt of the company to Credifinance Capital Corp .(during 2013, Credifinance  Capital Corp. changed its name to Comindus Finance Corp). and other liabilities summarized below.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to Cominidus Finance Inc.., a related party, at the rate of approximately $10,000 quarterly, which includes rent and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.

The Company owns no investments.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and directors.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ending March 31, 2014. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-K filed with the U.S. Securities Exchange Commission.

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

Our common stock had traded on the OTC Bulletin Board(R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2014 and 2013. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	Common Stock
	High	Low
Fiscal Year Ended March 31, 2014
First quarter	$0.15	$0.15
Second quarter	0.15	0.15
Third quarter	0.15	0.15
Fourth quarter	0.15	0.10

Fiscal Year Ended March 31, 2013
First quarter	$0.15	$0.15
Second quarter	0.15	0.15
Third quarter	0.15	0.15
Fourth quarter	0.15	0.15

There were 12,998,482 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2014.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2014, there were 16 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 150 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6.  SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	2014	2013
Net Loss	$(113,955)	$(278,100)

Loss Per Share	$(0.01)	$(0.02)

Total assets	$3	$117

Total liabilities	$372,570	$258,729

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited consolidated financial statements, in 2014 the company had, a net loss of $113,955 a working capital deficiency of $372,567, a stockholders' deficiency of $372,567, and Accumulated deficit of $18,191,325 at March 31, 2014. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Effective May 31, 2012, the Corporation entered into an agreement with Kyto IP Inc., a private company incorporated in the State of Delaware, to transfer, assign and sell all of the Corporation’s intellectual property, including Patents, Patent Applications and related Intellectual Property for the purchase consideration amounts to US$1,367,135 to Kyto IP Inc .

Further, the purchase price is paid and satisfied by the Kyto IP Inc. assuming the debt of the company to ComindusFinance Corp. and other liabilities.

In November 2012,Kyto closed its Canadian Subsidiary and recognized a loss on dissolution of foreign subsidiary of $173,623 during the year ended March 31, 2013.

  (B) LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficit of $372,567 and $258,612 as of March 31, 2014 and 2013 respectively. Cash were $3 and $117 as of March 31, 2014 and 2013 respectively.

Cash from operating activities:
The company’s cash outflow from operations of $10,314 for the year ended March 31, 2014 was $2,846 below cash flow from operating activities as of March 31, 2013 which was $13,160.

Cash from financing activities :
The company’s net cash flow from financing activities of $10,200 for the year ended March 31, 2014 was $1,950 above the cash flow from financing activities for the year ended March 31, 2013, which was $8,250.

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

(C) OFF-BALANCE SHEET ARRANGEMENT

None.

● THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, CASH USED IN OPERATIONS, STOCKHOLDERS' DEFICIT, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. The report of our Independent Registered Public Accounting Firm on our March 31, 2014 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached audited consolidated financial statements for KYTO BIOPHARMA, INC. AND SUBSIDIARY for the fiscal years ended March 31, 2014 and 2013. Can be found beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountant during the year and to the date of this consolidated financial statements and there are no disagreements with the findings of said accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended March 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the first quarter of fiscal 2015 that was not reported.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Georges Benarroch	67	President & Chief Executive Officer, Director

Jean-Luc Berger, Ph.D.	50	Director

Uri Sagman, M.D. FRCPC	60	Director

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

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
All Other Name and Payouts Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP ($)

Jean-Luc Berger, Director	2014	None				None
	2013	None				None

Georges Benarroch, Director	2014	None				None
	2013	None				None

Uri Sagman, Director	2014	None				None
	2013	None				None

(B) OPTION/SAR GRANTS TABLE

There were no options granted to employees and no grants to key employees in fiscal years 2014 and 2013.

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

No director shares were granted in fiscal years 2014 and 2013.

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2014 of Kyto other than for routine indebtedness.

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	COMMON SHARES	PERCENTAGE OF CLASS

Common	Medarex Inc.	1,300,000	10.0%
	New Jersey, United States

Common	Dr. Uri Sagman	1,402,025	10.7%
	Toronto, Ontario, Canada

 (B) On May 24, 2008, Kyto and the Company entered into an agreement to receive up to 500,000 convertible preferred shares at $1.00 per share of Kyto in satisfaction of amounts due to the Company. The preferred share stock has no readily available fair values. For financial accounting purposes, these investments are presented at cost basis.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	PREFERRED SHARES	PERCENTAGE OF CLASS

Convertible Preferred	Comindus Finance Inc.. (1)	473,624	100.0%

(C) SECURITY OWNERSHIP OF MANAGEMENT

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	COMMON SHARES	PERCENTAGE OF CLASS

Common	Georges Benarroch (1)	177,412	1.36%
Common	Dr. Jean-Luc Berger	527,025	4.05%
Common	Uri Sagman	1,402,025	10.7	8%

(1) Georges Benarroch is the President and Chief Executive Officer of Comindus Finance Inc. which 473,624 convertible preferred shares represented 100% of issued shares.

(D) CHANGES IN CONTROL

There is no such arrangement which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in notes 3 of the consolidated Financial Statements.

At March 31, 2014 and 2013, the Company owed $19,400 and $5,234 to Comindus Finance Corp. Georges Benarroch is the President and Chief Executive Officer of Comindus Finance Corporation. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. However, ASC-835-30 “Imputation of Interest” has been applied to impute the interest on loan from the related as there is no agreement between the Companies. Imputation of interest has been done @5%p.a. quarterly cumulative for the year ended March 31, 2014 and 2013, $-0- and $10,685, respectively has been imputed as interest.

Preferred convertible stock were issued in 2008 to satisfy a related party loan . The shares may be converted into common shares at the rate of $0.45 per share and bear dividend at the rate of 5% per annum.  Company has accrued $49,407 and $24,053 as dividends as of March 31, 2014 and 2013 respectively..

During the year ended March 31, 2001, the Company entered into an agreement with a Medarex Inc(‘the vendor’), who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at March 31, 2014). Interest is accrued and payable quarterly. At March 31, 2014 and 2013, accrued interest totaled $88,434 and $80,634, respectively.

(B) TRANSACTIONS WITH PROMOTORS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch, is holding 473,624 convertible preferred shares represented 100% of issued shares.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $15,000 and $15,000 for audit of our annual consolidated financial statements for the fiscal year ended March 31, 2014 and 2013

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP for audit related services rendered during the fiscal year ended March 31, 2014 and 2013.

(3) Tax Fees

No professional services were rendered by RBSM LLP for tax compliance, tax advice, and tax planning the fiscal year ended March 31, 2014 and 2013.

(4) All Other Fees

Not applicable.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K

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

KYTO BIOPHARMA, INC.

DATE: June 30, 2014	By:	/ s/ Georges Benarroch
Name: Georges Benarroch
President, Chief Executive Officer, principal executive officer and principal financial and accounting officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Georges Benarroch	President, Chief Executive Officer, principal executive officer	June 30, 2014
Georges Benarroch	and principal financial and accounting officer

/s/ Jean-Luc Berger	Director	June 30, 2014
Jean-Luc Berger

/s/ Uri Sagman	Director	June 30, 2014
Uri Sagman

Kyto Biopharma, Inc. and Subsidiary
  Consolidated Financial Statements
Table of Contents

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Kyto Biopharma, Inc.
Toronto, Canada

We have audited the accompanying consolidated balance sheets of Kyto Biopharma, Inc. and its subsidiary (the “Company”), as of March 31, 2014 and 2013, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kyto Biopharma, Inc. and its subsidiary as of March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
June 30, 2014

Kyto Biopharma, Inc. and Subsidiary
  Consolidated Balance Sheets

	March 31,	March 31,
	2014	2013

ASSETS
Current Assets
Cash	$3	$117

Total Current Assets	3	117

Total Assets	$3	$117

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$808
Accrued liabilities	19,329	8,000
Accrued liabilities - related party	96,000	40,000
Accrued interest payable - related party	88,434	80,634
Dividends Payable - preferred convertible stock	49,407	24,053
Loan payable-related party	19,400	5,234
Note payable-related party	100,000	100,000
Total Current Liabilities	372,570	258,729

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of
March 31, 2014 and 2013 respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
March 31, 2014 and 2013, respectively	1,300	1,300
Additional paid-in capital	17,343,834	17,343,834
Accumulated deficit	(18,191,325)	(18,077,370)
Other comprehensive loss	-	-

Total Stockholders' Deficit	(372,567)	(258,612)

Total Liabilities and Stockholders' Deficit	$3	$117

The accompanying notes are an integral part of these consolidated financial statements

Kyto Biopharma, Inc. and Subsidiary
 Consolidated Statements of Operations

	For the Year Ended
	March 31
	2014	2013

Operating Expenses
General and administrative	$80,801	$58,726

Total Operating Expenses	80,801	58,726

Loss from Operation	80,801	58,726

Other Income (Expenses)
Interest expense	(7,800)	(18,137)
Foreign currency transaction gain	-	-
Loss on dissolution of foreign subsidiary	-	(173,623)
Total Other Income (Expense), net	(7,800)	(191,760)

Net Loss before taxes	(88,601)	(250,487)

Net Income (Tax) Benefit	-	-

Net Loss	(88,601)	(250,487)

Preferred Stock Dividends	(25,354)	(24,053)

Net Loss Attributed to common shareholders	(113,955)	(274,540)

Comprehensive Income
Foreign currency translation gain	-	(3,560)
	-	(3,560)

Comprehensive Loss	(113,955)	(278,100)

Weighted average number of shares outstanding
basic and diluted	12,998,482	12,998,482

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

Kyto Biopharma, Inc. and Subsidiary
Consolidated Statement of  Stockholders' Deficit
For the Years  Ended March 31,2014 and 2013

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Comprehensive
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, March 31, 2012	473,624	$473,624	12,998,482	$1,300	$15,966,014	$(17,802,830)	$(177,183)	$(1,539,075)
Transfer of Intangible assets and liabilities to related party	-	-	-	-	1,367,135	-	-	1,367,135
Imputed Interest	-	-	-	-	10,685	-	-	10,685
Foreign currency translation gain	-	-	-	-	-	-	3,560	3,560
Reclassify other comprehensive loss to operations upon dissolution of foreign subsidiary	-	-	-	-	-	-	173,623	173,623
Preferred stock Dividends	-	-	-	-	-	(24,053)	-	(24,053)
Net Loss	-	-	-	-	-	(250,487)	-	(250,487)
Balance, March 31, 2013	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,077,370)	$-	$(258,612)
Preferred stock Dividends	-	-	-	-	-	(25,354)	-	(25,354)
Net Loss	-	-	-	-	-	(88,601)	-	(88,601)
Balance, March 31, 2014	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,191,325)	$-	$(372,567)

The accompanying notes are an integral part of these consolidated financial statements

Kyto Biopharma, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(113,955)	$(274,540)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Interest Expense imputed on Related Party Loan	-	10,685
Expenses Paid by Related Party on behalf the company	3,966	708
Loss on dissolution of foreign subsidiary	-	173,623
Changes in operating assets and liabilities:
Accrued Liabilities Related Party	56,000	40,000
Accrued Liabilities	11,329	8,000
Accrued Interest Related Party	7,800	7,391
Preferred Dividends Payable	25,354	24,053
Accounts payable and accrued expenses	(808)	(3,080)
Net Cash Used in Operating Activities	(10,314)	(13,160)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	10,200	8,250

Net Cash Provided by Financing Activities	10,200	8,250

Effect of currency rate change on cash	-	3,560

Net (decrease) increase in Cash and Cash Equivalents	(114)	(1,350)

Cash and Cash Equivalents at Beginning of Period	117	1,467

Cash and Cash Equivalents at End of Period	$3	$117

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-Cash Investing & Financing Activities:
Transfer to intangible assets and liabilities to related Party creditited to additional paid in capital	$-	$1,367,135

The accompanying notes are an integral part of these consolidated financial statements

KYTO BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

(C) GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has no revenues, a net loss of $113,955, a working capital deficiency of $372,567 a stockholders' deficiency of $372,567 and a deficit accumulated of $18,191,325 at March 31, 2014. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2014, the Company received $10,200 in related party debt financing.

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
MARCH 31, 2014

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

Significant estimates during 2014 and 2013 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

 (E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2014 and 2013, respectively.

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

(G) CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2014, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2014 and 2013, respectively.

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
MARCH 31, 2014

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

(K) PATENT RIGHTS

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
MARCH 31, 2014

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The foreign currency translation gains and losses resulting from the translation of the financial statements of B Twelve, Ltd. expressed in Canadian dollars to United States dollars are reported as Accumulated Other Comprehensive Income or Loss in the Statement of Operations.

(N) NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards Accounting Standard Codification Topic. 260, "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is anti dilutive for the periods presented. At March 31, 2014, there were convertible preferred shares which could have been potentially been converted into 1,052,498 shares of common stock, but would be anti dilutive.

(O) SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

(P) RECLASSIFICATIONS

Certain amounts in the March 31, 2013 consolidated financial statements may have been reclassified to conform to the March 31, 2014 presentation.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 2  COMMITMENTS AND CONTINGENCIES

(A) LEASES

The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder. Rent expense in 2014 and 2013 were $20,000 and $20,000, respectively and is included in general and administrative expense in these accompanying consolidated statements of operations.

(B) REGULATION

The business of the Company is subject to various governmental regulations in the United States of America, Canada, and other countries, which must approve any Company products before commencement of commercial sales and which regulate the manufacturing of pharmaceuticals.

NOTE 3  RELATED PARTY TRANSACTION

(A) At March 31, 2014, the Company owed $19,400 to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. During the year ended March 31, 2014 and 2013, a related party paid accounts payable in the amount of $3,966 and $ 708 respectively.

 (B) ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2014 and, 2013, was $40,000, and $40.000, respectively and is included in general and administrative expense in the accompanying consolidated statements of operations. The Company allocates 50% of these amounts to rent expense. As of March 31, 2014 and 2013, the remaining balance in the accrued liabilities-related party account for the above services was $96,000 and $40,000, respectively.

 (C) NOTE PAYABLE, RELATED PARTY

Effective May 31, 2012, the Corporation entered into an agreement with Kyto IP Inc., a private company incorporated in the State of Delaware, to transfer, assign and sell all of the Corporation’s intellectual property, including Patents, Patent Applications and related Intellectual Property for the purchase consideration amounts to US$1,367,135 to Kyto IP Inc .

Further, the purchase price is paid and satisfied by the Kyto IP Inc. assuming the debt of the company to Comindus Finance Corp and other liabilities (See note 4)..

NOTE 4  PATENT RIGHTS

Effective May 31, 2012, the Corporation entered into an agreement with Kyto IP Inc., a private company incorporated in the State of Delaware, to transfer, assign and sell all of the Corporation’s intellectual property, including Patents, Patent Applications and related Intellectual Property for the purchase consideration amounts to US$1,367,135 to Kyto IP Inc.

Further, the purchase price is paid and satisfied by the Kyto IP Inc. assuming the debt of the company to Credifinance Capital Corp (during 2013, Credifinance Capital Corp. changed its name to Comindus Finance Corp. and other liabilities summarized below.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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
MARCH 31, 2014

NOTE 5 STOCKHOLDERS' DEFICIENCY (CONTINUED)

The Company issued 13,890 shares of preferred stock valued at $1 per share for a total of $13,890 to Comindus Finance Corp. for the accrued interest due on outstanding convertible preferred stock during the year ended March 31, 2008. These shares may be converted into common shares at the rate of $0.45 per share for up to two years and bear interest at the rate of 5% per annum

As of March 31, 2014, 473,624 convertible preferred shares were outstanding.

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

As of March 31, 2014, 12,998,482 common shares were outstanding.

(C) STOCK OPTIONS AND WARRANTS

As of March 31, 2014, no stock options and warrants were outstanding.

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

	2014	2013
Loss available to common stockholders.	$(113,955)	$(274,540)
Weighted average common shares outstanding	12,998,482	12,998,482
Basic and diluted loss per share	$(0.01)	$(0.02)

Effect of dilutive securities

The following convertible securities were not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive:

SHARES OF POTENTIAL
COMMON STOCK

Preferred convertible shares 473,624 are convertible to 1,052,498 potential common shares.

KYTO BIOPHARMA, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 6 INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense or utilization of net operating loss carry forwards for the years ended March 31, 2014 and 2013, due to the Company's net losses.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2014 and 2013 (computed by applying the United States Federal Corporate tax rate of 34% to consolidated loss before taxes), as follows:

	2014	2013

Computed "expected" tax benefit	$(38,745)	$(93,344)
Foreign income tax rate differences
Change in deferred tax asset valuation allowance	38,745	(93,344)
	$-	$-
The above benefit was calculated using a combined federal and state tax estimated rate as noted below
Statutory federal income tax rate	34.00%	34.00-%
State income taxes	1%	1%
Foreign income tax rate difference	(1)%	(1)%
Valuation allowance	(34.00)%	(34.00)%
Effective tax rate	(0.0)%	(0.0)%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2014 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$6,049,413
Canadian net operating loss carryforward	-
Total gross deferred tax assets	6,049,413
Less valuation allowance	(6,049,413)
Net deferred tax assets	$-

The net change in valuation allowance during the year ended March 31, 2014 was an increase of approximately $38,745. The Company's has a net operating loss carry forward of approximately $17,792,391 available to offset net income through 2030.

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