Form 10-Q
period 2014-06-30
KYTO BIOPHARMA INC
filed 2014-08-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KYTO BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	000-50390	65-1086538
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

500 Australian Avenue South, Suite 600 West Palm Beach, FL 33401
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,998,482 Common Shares - $0.0001 Par Value - as of  August  12, 2014

KYTO BIOPHARMA, INC.
For the quarterly period ended June 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kyto Biopharma, Inc.
Condensed Balance Sheets

	Jun~~e~~ 30,	March 31,
	2014	2014
	Unaudited
ASSETS
Current Assets
Cash	$174	$3

Total Current Assets	174	3

Total Assets	$174	$3

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,361	$-
Accrued liabilities	10,000	19,329
Accrued liabilities - related party	106,000	96,000
Accrued interest payable - related party	90,436	88,434
Dividends Payable - preferred convertible stock	55,945	49,407
Loan payable-related party	31,500	19,400
Note payable-related party	100,000	100,000
Total Current Liabilities	395,242	372,570

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 1,000,000 shares authorized, 473,624 issued and outstanding as of
June 30, 2014 and March 31, 2014 respectively	473,624	473,624
Common stock, $0.0001 par value, 25,000,000 shares
authorized, 12,998,482 issued and outstanding as of
June 30, 2014 and March 31, 2014 respectively	1,300	1,300
Additional paid-in capital	17,343,834	17,343,834
Accumulated deficit	(18,213,826)	(18,191,325)

Total Stockholders' Deficit	(395,068)	(372,567)

Total Liabilities and Stockholders' Deficit	$174	$3

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO BIOPHARMA, INC.
 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30
	2014	2013
Operating Expenses
General and administrative	$13,961	$29,246

Total Operating Expenses	13,961	29,246

Loss from Operation	13,961	29,246

Other Income (Expenses)
Interest expense	(2,002)	(1,919)

Total Other Income (Expense), net	(2,002)	(1,919)

Net Loss before taxes	(15,963)	(31,165)

Net Income (Tax) Benefit	-	-

Net Loss	(15,963)	(31,165)

Preferred Stock Dividends	(6,538)	(6,221)

Net Loss Attributed to common shareholders	(22,501)	(37,386)

Weighted average number of shares outstanding
basic and diluted	12,998,482	12,998,482

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO BIOPHARMA, INC.
 CONDENSED STATEMENT OF STOCK HOLDER’S DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30. 2014
(UNAUDITED)

					Additional
	Preferred Stock $1.00 par value		Common Stock $0.0001 par value		Paid - in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total

Balance, March 31, 2014	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,191,325)	$(372,567)
Preferred stock Dividends	-	-	-	-	-	(6,538)	(6,538)
Net Loss	-	-	-	-	-	(15,963)	(15,963)
Balance, June 30, 2014	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,213,826)	$(395,068)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO BIOPHARMA, INC.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended June
	2014		2013

Cash Flows from Operating Activities:
Net loss		$(22,501)		$(37,386)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accrued Liabilities Related Party		10,000		26,000
Accrued Liabilities		(9,329)		500
Accrued Interest Related Party		2,002		1,919
Preferred Dividends Payable		6,538		6,221
Accounts payable and accrued expenses		1,361		596
Net Cash Used in Operating Activities		(11,929)		(2,150)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities		-		-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net		12,100		2,100

Net Cash Provided by Financing Activities		12,100		2,100

Net (decrease) increase in Cash and Cash Equivalents		171		(50)

Cash and Cash Equivalents at Beginning of Period		3		117

Cash and Cash Equivalents at End of Period		$174		$67

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$		$
Taxes	$		$

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2014

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2014 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended June 30, 2014, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $395,068, a deficit accumulated of $18,213,826 a stockholders' deficit of $ 395,068 as of June 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4  – ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2014

NOTE 5 –RELATED PARTY TRANSACTIONS

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totalling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totalling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at June 30, 2014). Interest is accrued and payable quarterly. At June 30, 2014 and March 31, 2014, accrued interest totalled $90,436 and $88,434 respectively.

NOTE 6 – EQUITY

A) CONVERTIBLE PREFERRED STOCK
On May 24, 2007 the Company entered into an agreement with Comindus Finance Corp a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Comindus Finance Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears dividends at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. As of June 30, 2014, 473,624 convertible preferred shares were outstanding.

B) COMMON STOCK
As of June 30 2014, 12,998,482 common shares were outstanding.

NOTE 7 – SUBSEQUENT EVENTS

On August 5, 2014 Dr. Uri Sagman and Jean-Luc Berger resigned as directors of the company

On August 11, 2014, Peter Prendergast became a director of the company.

On August 11, 2014, the number of authorized common stock increased to 100,000,000 from 25,000,000 having a par value of $0.0001, amounting in the aggregate to Ten Thousand Dollars ($10,000.00)

On August 11, 2014, the number of authorized non-voting preferred stock increased to 2,000,000 from 1,000,000 having a par value of $1.00, amounting in the aggregate to Two million  Dollars ($2,000,000.00)

On August 11, 2014 , the company’s registered agent changed to  Leyard H. Dewees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

The report of our Independent Registered Public Accounting firm dated June 30, 2014 on our March 31, 2014 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders’ deficit, significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional financing and maintain operations. Currently we do not have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management’s control, such as financial market trends and investors’ appetite for new financings. It should be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

Results of Operations

For the three months ended June 30, 2014 the Company’s net loss attributable to common shareholders decreased by $14,885 to $22,501 compared to a net loss of $37,386 for the Three months ended June 30, 2013.

Liquidity and Capital Resources

The Company had working capital deficits of $395,068 as of June 30, 2014 and $372,567 as of March 31, 2014. Cash was $174 as of June 30, 2014 and $3 as of March 31, 2014.

Cash from operating activities

The Company’s net cash used in operations increased by $9,779 to $11,927 for the three months ended June 30, 2014 compared to net cash used in operations of $2,150 for the three months ended June 30, 2013.

Cash from financing activities

The Company’s net cash flows from financing activities increased by $10,000 to $12,100 as of June 30, 2014 compared to cash flows from financing activities of $2,100 for the three months ended June 30, 2013.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2014.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date:  August 14, 2014