Form 10-Q
period 2014-09-30
KYTO BIOPHARMA INC
filed 2014-11-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2014

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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes    ☐No

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

31,396,802 Common Shares - $0.0001 Par Value - as of  November 12, 2014

KYTO BIOPHARMA, INC.
For the quarterly period ended September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kyto Biopharma, Inc.
Condensed Balance Sheets

	September 30,
	2014	March 31,
	(Unaudited)	2014
Current Assets
Cash	$40	$3
Prepaid	9,341	-

Total Current Assets	9,381	3

Total Assets	$9,381	$3

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$970	$-
Accrued liabilities	11,075	19,329
Accrued liabilities - related party	-	96,000
Accrued interest payable - related party	-	88,434
Dividends Payable - preferred convertible stock	-	49,407
Loan payable-related party	-	19,400
Note payable-related party	-	100,000
Total Current Liabilities	12,045	372,570

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, none and 473,624 issued and outstanding as of
September 30, 2014 and March 31, 2014, respectively	-	473,624
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 31,396,802 and 12,998,482 issued and outstanding as of
September 30, 2014 and March 31, 2014 , respectively	3,140	1,300
Additional paid-in capital	32,060,650	17,343,834
Accumulated deficit	(32,066,453)	(18,191,325)

Total Stockholders' Deficit	(2,663)	(372,567)

Total Liabilities and Stockholders' Deficit	$9,381	$3

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	September 30		September 30
	2014	2013	2014	2013

Operating Expenses
General and administrative	$538,067	$15,486	$552,024	$44,732

Total Operating Expenses	538,067	15,486	552,024	44,732

Loss from Operation	538,067	15,486	552,024	44,732

Other Income (Expenses)
Interest expense	(1,363)	(1,940)	(3,365)	(3,859)
Loss on issuance of common stock	(13,308,739)	-	(13,308,739)	-
Total Other Income (Expense), net	(13,310,102)	(1,940)	(13,312,104)	(3,859)

Net Loss before taxes	(13,848,169)	(17,426)	(13,864,128)	(48,591)

Net Income (Tax) Benefit	-	-	-	-

Net Loss	(13,848,169)	(17,426)	(13,864,128)	(48,591)

Preferred Stock Dividends	(4,461)	(6,299)	(10,999)	(12,520)

Net Loss Attributed to common shareholders	(13,852,630)	(23,725)	(13,875,127)	(61,111)

Comprehensive Income
Foreign currency translation gain	-	-	-	-
	-	-	-	-

Comprehensive Loss	(13,852,630)	(23,725)	(13,875,127)	(61,111)

Weighted average number of shares outstanding
basic and diluted	16,998,117	12,998,482	15,009,227	12,998,482

Net loss per share - basic and diluted	$(0.81)	$(0.00)	$(0.92)	$(0.00)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.81)	$(0.00)	$(0.92)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statement of Stockholders' Deficit
For the The Six Months Endeded September 30, 2014
(Unaudited)

	$1.00 par value		$0.0001 par value		Paid - in
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2014	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,191,325	$(372,567)
Preferred stock Dividends	-	-	-	-	-	(10,999	(10,999)
Stock issued for directors fees	-	-	300,000	30	239,970	-	240,000
Stock issued for Consulting fees	-	-	400,000	40	319,960	-	320,000
Stock issued for accrued dividends	-	-	1,208,122	121	966,377	-	966,498
Stock issued to settle loans related party	-	-	664,400	66	531,454	-	531,520
Stock issued to settle loan payables	-	-	3,835,992	384	3,068,410	-	3,068,794
Stock issued to settle accounts and accrued payables	-	-	2,517,326	252	2,013,608	-	2,013,860
Conversion of convertible Preferred shares	(473,624)	(473,624)	9,472,480	947	7,577,037	-	7,104,360
Net Loss	-	-	-	-	-	(13,864,129	(13,864,129)
Balance, September 30, 2014	-	$-	31,396,802	$3,140	$32,060,650	$(32,066,453	$(2,663)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(13,875,129)	$(61,111)
Adjustment to reconcile net loss to net cash used in
operating activities:
Loss on issuance of stock	13,308,739
Stock issued for directors fees	225,000	-
Stock issued for Consulting fees	300,000	-
Operating expenses incuured by related party on behalf of the company	-	2,237
Changes in operating liabilities:
Accrued liabilities related party	20,000	36,000
Accrued liabilities	(8,254)	500
Accrued interest related party	3,366	3,859
Preferred dividends payable	10,999	12,520
Accounts payable and accrued expenses	971	736
Net Cash Used in Operating Activities	(14,308)	(5,259)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	14,345	5,200

Net Cash Provided by Financing Activities	14,345	5,200

Effect of currency rate change on cash	-	-

Net decrease in Cash and Cash Equivalents	37	(59)

Cash and Cash Equivalents at Beginning of Period	3	117

Cash and Cash Equivalents at End of Period	$40	$58

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing & Financing Activities:
Common Stock issued in connection with old debt	411,292	-
Common stock issued in connection with conversion of preferred stock	473,624	-
Total non-cash change	884,916	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September  30, 2014

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2014 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended September 30, 2014, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $2,663, a deficit accumulated of $32,066,453 a stockholders' deficit of $ 2,663 as of September 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2014

NOTE 5 –RELATED PARTY TRANSACTIONS

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totalling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totalling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at September 30, 2014).On September 10, 2014 Comindus Finance Corp, assumed the promissory note.

NOTE 6- EQUITY

A) CONVERTIBLE PREFERRED STOCK
On May 24, 2007 the Company entered into an agreement with Comindus Finance Corp a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Comindus Finance Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears dividends at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. On September 12, 2014 the company changed conversion rate from $0.45 per Common Share to $0.05 per Common Share.  On Septmeber 12, 2014, the convertible stocks were converted to common stock at a price of $0.05 per share.

B) COMMON STOCK
As of September 30,2014 , 31,396,802  common shares were outstanding.

On September 10, 2014, the Company issued 8,225,840 shares valued at $0.80 per share based on the quoted trade price in payment of current liabilities totaling $411, 292 to Comindus finance Corp controlled by a director of the company and to a director. The Company recorded a loss on debt conversion of $6,169,380.

On August 11, 2014, the Company issued 300,000 shares valued at $0.80 per share based on the quoted trade price in payment of directors fees totaling $15,000 to directors of the company. The Company recorded a stock based compensation expenses of $225,000.

On August 11, the Company issued 400,000 shares valued at $0.80 per share based on the quoted trade price in payment of consulting fees totaling $20,000 to a directors of the company. The Company recorded a stock based compensation expenses of $300,000.

On September 12, 2014, the Company issued converted 473,624 convertible preferred shares to 9,472,840 common per share based on the quoted trade price  totaling $473, 624, The company recorded a loss on conversion of $7,104,360

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

The report of our Independent Registered Public Accounting firm dated June 30, 2014 on our March 31, 2014 condensed financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders’ deficit, significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional financing and maintain operations. Currently we do not have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management’s control, such as financial market trends and investors’ appetite for new financings. It should be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

Results of Operations

 For the three months ended September 30, 2014 the Company’s net loss attributable to common shareholders increased by $13,828,905 to $13,852,630 compared to a net loss of $23,725 for the three months ended September 30, 2013 . The comprehensive loss for the three  months ended September 30, 2014, increased by $13,828,905 to $13,852,630 compared to a net loss of $23,725 for the Three months ended September 30, 2013
For the six months ended September 30, 2014 the Company’s net loss attributable to common shareholders increased by $13,814,016 to $13,875,127 compared to a net loss of $61,111 for the Six months ended September 30, 2013 . The comprehensive loss for the three  months ended September 30, 2014, increased by $13,814,016 to $13,875,127 compared to a net loss of $61,111 for the Six months ended September 30, 2013

Liquidity and Capital Resources

The Company had working capital deficits of $2,664 as of  September  30, 2014 and $372,567 as of March 31, 2014. Cash was $40 as of September  30, 2014 and $3 as of March 31, 2014.

Cash from operating activities

The Company’s net cash used in operations increased by $9,049 to $14,308 for the six months ended September 30, 2014 compared to net cash used in operations of $5,259 for the six months ended September 30, 2013.

Cash from financing activities

The Company’s net cash flows from financing activities increased by $9,145 to $14,345 as of September 30, 2014 compared to cash flows from financing activities of $5,200 for the six months ended September 30, 2013.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September  30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Kyto Biopharma, Inc.

November 14, 2014	By:	/s/ Georges Benarroch
Georges Benarroch
Chief Executive Officer, principal executive officer,
principal financial and accounting officer