Form 10-Q
period 2014-12-31
KYTO BIOPHARMA INC
filed 2015-02-17
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

31,396,802 Common Shares - $0.0001 Par Value - as of  February 12, 2015

KYTO BIOPHARMA, INC.
For the quarterly period ended December 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Kyto Biopharma, Inc.
Condensed Balance Sheets

	December 31,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$100	$3

Total Current Assets	100	3

Total Assets	$100	$3

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$576	$-
Accrued liabilities	5,000	19,329
Accrued liabilities - related party	10,000	96,000
Accrued interest payable - related party	-	88,434
Dividends Payable - preferred convertible stock	-	49,407
Loan payable-related party	8,259	19,400
Note payable-related party	-	100,000
Total Current Liabilities	23,835	372,570

Commitments and Contingencies

Stockholders' Deficit

Preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, none and 473,624 issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	-	473,624
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,396,802 and 12,998,482 issued and outstanding as of December 31, 2014 and March 31, 2014 , respectively	3,140	1,300
Additional paid-in capital	32,060,650	17,343,834
Accumulated deficit	(32,087,525)	(18,191,325)

Total Stockholders' Deficit	(23,735)	(372,567)

Total Liabilities and Stockholders' Deficit	$100	$3

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statements of  Operations
(Unaudited)

	For the Three Months		For the Nine Months
	December 31		December 31
	2014	2013	2014	2013
Operating Expenses
General and administrative	$21,071	$18,188	$83,096	$62,921

Total Operating Expenses	21,071	18,188	83,096	62,921

Loss from Operation	21,071	18,188	83,096	62,921

Other Income (Expenses)
Interest expense	-	(1,940)	(3,365)	(5,799)
Loss on issuance of common stock	-	-	(13,798,739)	-
Total Other Income (Expense), net	-	(1,940)	(13,802,105)	(5,799)

Net Loss before taxes	(21,071)	(20,128)	(13,885,201)	(68,720)

Net Income (Tax) Benefit	-	-	-	-

Net Loss	(21,071)	(20,128)	(13,885,201)	(68,720)

Preferred Stock Dividends	-	(6,377)	(10,999)	(18,897)

Net Loss Attributed to common shareholders	(21,071)	(26,505)	(13,896,200)	(87,617)

Comprehensive Income
Foreign currency translation gain	-	-	-	-
	-	-	-	-
Comprehensive Loss	(21,071)	(26,505)	(13,896,200)	(87,617)

Weighted average number of shares outstanding basic and diluted	31,396,802	12,998,482	19,688,780	12,998,482

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.71)	$(0.01)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.00)	$(0.00)	$(0.71)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statement of  Stockholders' Deficit
For the The Nine Months Endeded December 31, 2014
(Unaudited)

	Preferred Stock		Common Stock		Additional
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2014	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,191,325)	$(372,567)
Preferred stock Dividends	-	-	-	-	-	(10,999)	(10,999)
Stock issued for directors fees	-	-	300,000	30	239,970	-	240,000
Stock issued for Consulting fees	-	-	400,000	40	319,960	-	320,000
Stock issued for accrued dividends	-	-	1,208,122	121	966,377	-	966,498
Stock issued to settle loans related party	-	-	664,400	66	531,454	-	531,520
Stock issued to settle loan payables	-	-	3,835,992	384	3,068,410	-	3,068,794
Stock issued to settle accounts and accrued payables	-	-	2,517,326	252	2,013,608	-	2,013,860
Conversion of convertible Preferred shares	(473,624)	(473,624)	9,472,480	947	7,577,037	-	7,104,360
Net Loss	-	-	-	-	-	(13,885,201)	(13,885,201)
Balance, December 31, 2014	-	$-	31,396,802	$3,140	$32,060,650	$(32,087,525)	$(23,736)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(13,896,200)	$(87,616)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on issuance of stock	13,798,739
Stock issued for directors fees	15,000	-
Stock issued for Consulting fees	20,000	-
Operating expenses incuured by related party on behalf of the company	-	3,658
Changes in operating liabilities:
Accrued liabilities related party	30,000	46,000
Accrued liabilities	(14,329)	6,799
Accrued interest related party	3,366	5,799
Preferred dividends payable	10,999	18,897
Accounts payable and accrued expenses	577	(808)
Net Cash Used in Operating Activities	(31,848)	(7,271)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	31,945	7,200

Net Cash Provided by Financing Activities	31,945	7,200

Effect of currency rate change on cash	-	-

Net decrease in Cash and Cash Equivalents	97	(71)

Cash and Cash Equivalents at Beginning of Period	3	117

Cash and Cash Equivalents at End of Period	$100	$46

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing & Financing Activities:
Common Stock issued in connection with old debt	411,292	-
Common stock issued in connection with conversion of preferred stock	473,624	-
Total non-cash change	884,916	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2014

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2014 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended December 31, 2014, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $23,735, a deficit accumulated of $32,087,525 a stockholders' deficit of $ 23,735 as of December 31, 2014. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2014

NOTE 5 –RELATED PARTY TRANSACTIONS

During the year ended March 31, 2001, the Company entered into an agreement with a vendor, who is also a principal stockholder, for services totalling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totalling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at September 30, 2014).On September 10, 2014 Comindus Finance Corp, assumed the promissory note and were converted to common stock at a price of $0.05 per share.

NOTE 6- EQUITY

A) CONVERTIBLE PREFERRED STOCK

On May 24, 2007 the Company entered into an agreement with Comindus Finance Corp a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Comindus Finance Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $0.45 per Common Share. The Convertible Preferred Stock bears dividends at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. On September 12, 2014 the company changed conversion rate from $0.45 per Common Share to $0.05 per Common Share.  On September 12, 2014, the convertible stocks were converted to common stock at a price of $0.05 per share.

B) COMMON STOCK

As of December 31, 2014, 31,396,802  common shares were outstanding.

On September 10, 2014, the Company issued 8,225,840 shares valued at $0.80 per share based on the quoted trade price in payment of current liabilities totaling $411, 292 to Comindus finance Corp controlled by a director of the company and to a director. The Company recorded a loss on debt conversion of $6,169,380.

On August 11, 2014, the Company issued 300,000 shares valued at $0.80 per share based on the quoted trade price in payment of directors fees totaling $15,000to directors of the company. The Company recorded a loss on debt conversion of $225,000.

On August 11, the Company issued 400,000 shares valued at $0.80 per share based on the quoted trade price in payment of consulting fees totaling $20,000.00 to a director of the company. The Company recorded a loss on debt conversion of $300,000.

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

Results of Operations

For the three months ended December 31, 2014 the Company’s net loss attributable to common shareholders decreased by $5,434 to $21,071 compared to a net loss of $26,505 for the three months ended December 31, 2013. The comprehensive loss for the three  months ended December 31, 2014 decreased by $5,434 to $21,071compared to a net loss of $26,505 for the Three months ended December 31, 2013.

For the nine months ended December 31, 2014 the Company’s net loss attributable to common shareholders increased by $13,808,583 to $13,896,200 compared to a net loss of $87,617 for the Nine months ended December 31, 2013. The comprehensive loss for the Nine months ended December 31, 2014, increased by $13,808,583 to $13,896,200 compared to a net loss of $87,617 for the Nine months ended December 31, 2013.

Liquidity and Capital Resources

The Company had working capital deficits of $23,735 as of December 31, 2014 and $372,567 as of March 31, 2014. Cash was $100 as of December 31, 2014 and $3 as of March 31, 2014.

Cash from operating activities

The Company’s net cash used in operations increased by $24,577 to $31,848 for the nine months ended December 31, 2014 compared to net cash used in operations of $7,271 for the nine months ended December 31, 2013.

Cash from financing activities

The Company’s net cash flows from financing activities increased by $24,745 to $31,945 as of December 31, 2014 compared to cash flows from financing activities of $7,200 for the nine months ended December 31, 2013.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Kyto Biopharma, Inc.

Date: February 17, 2015	By:	/s/ Georges Benarroch
Georges Benarroch
Chief Executive Officer, principal executive officer, principal financial and accounting officer