Form 10-K
period 2015-03-31
KYTO BIOPHARMA INC
filed 2015-06-30
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2015
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

KYTO BIOPHARMA INC.
(Exact name of registrant as specified in its charter)

FLORIDA	65-1086538
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 Australian Avenue S. Suite 600 West Palm Beach, Florida 33401	M5R 1P8
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 30, 2014, was approximately $3,540,772.

The Registrant had 31,396,802 shares of common stock, $0.0001 par value per share, outstanding on June 29, 2015

TABLE OF CONTENTS
FORM 10-K
FOR FISCAL YEAR ENDED MARCH 31, 2015

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ending March 31, 2015. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-K filed with the U.S. Securities Exchange Commission.

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

Our common stock had traded on the OTC Bulletin Board(R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2015 and 2014. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	Common Stock
	High	Low
Fiscal Year Ended March 31, 2015
First quarter	$0.10	$0.80
Second quarter	0.80	0.80
Third quarter	0.25	1.40
Fourth quarter	1.10	1.15

Fiscal Year Ended March 31, 2014
First quarter	$0.15	$0.15
Second quarter	0.15	0.15
Third quarter	0.15	0.15
Fourth quarter	0.15	0.10

There were 31,396,802 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2015.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2015, there were 16 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 150 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6.  SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	2015	2014
Net Loss	$(13,914,286)	$(113,955)
Loss Per Share	$(0.62)	$(0.01)
Total assets	$2	$3
Total liabilities	$41,824	$372,570

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited financial statements, in 2015 the company had, a net loss of $13,914,286 a working capital deficiency of $41,822, a stockholders' deficiency of $ 41,822, and Accumulated deficit of $32,105,612 at March 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(B) LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficit of $41,822 and $372,567 as of March 31, 2015 and 2014 respectively. Cash were $2 and $3 as of March 31, 2015 and 2014 respectively.

Cash from operating activities:
The company’s cash outflow from operations of $32,581 for the year ended March 31, 2015 was $22,267 above cash flow from operating activities as of March 31, 2014 which was $10,314.

Cash from financing activities:
The company’s net cash flow from financing activities of $32,580 for the year ended March 31, 2015 was $22,380 above the cash flow from financing activities for the year ended March 31, 2014, which was $10,200.

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

Attached audited financial statements for KYTO BIOPHARMA, INC. AND SUBSIDIARY for the fiscal years ended March 31, 2015 and 2014. Can be found beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountant during the year and to the date of these financial statement and there are no disagreements with the findings of said accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2015.

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2015 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended March 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the first quarter of fiscal 2016 that was not reported.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Georges Benarroch	68	President & Chief Executive Officer, Director

Peter Predergast	58	Director

Jean-Luc Berger, Ph.D.	51	Director

Uri Sagman, M.D. FRCPC	61	Director

The business experience of the persons listed above during the past five years are as follows:

MR. GEORGES BENARROCH, PRESIDENT & CHIEF EXECUTIVE OFFICER; DIRECTOR.

Director of the Company since May 5, 2000. Mr. Benarroch was elected as President and Chief Executive Officer effective February 27, 2006. Mr. Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp.

Mr. Benarroch has 30 years of investment banking as well as money management experience. Mr. Benarroch has raised financing for numerous companies, public as well as private and has managed for 30 years investment banking firms. As well he has been the CEO of a multibillion dollar asset management firm.

Peter Prendergast., Director
On August 11, 2014, Peter Prendergast became a director of the company.

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

Dr. Berger is currently involved in a number of biotechnology companies in view of his expertise and has experience in being a director of a public company.  Resigned as director of Kyto Biopharma in August of 2014.

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

Dr. Sagman sits on the advisory board of a number of medical ventures, has experience raising funds and being a director of a public company. Resigned as director of Kyto Biopharma in August of 2014.

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

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
All Other Name and Payouts Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP ($)

Jean-Luc Berger, Director	2015	None				100,000
	2014	None				None

Georges Benarroch, Director	2015	None				100,000
	2014	None				None

Uri Sagman, Director	2015	None				500,000
	2014	None				None

Peter Predergast, Director	2015

 (B) OPTION/SAR GRANTS TABLE

 There were no options granted to employees and no grants to key employees in fiscal years 2015 and 2014.

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

 Director other than Peter Prendergast were granted 100,000 common shares and Uri Sagman was granted 500,000 common  shares  in fiscal years 2015 and  none in 2014.

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2015 of Kyto other than for routine indebtedness.

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	COMMON SHARES	PERCENTAGE OF CLASS

Common	Comindus Finance Corp.	17,378,320	55.4%
	Florida, United States

Common	Dr. Uri Sagman	1,902,025	6.7%
	Toronto, Ontario, Canada

(C) SECURITY OWNERSHIP OF MANAGEMENT

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	COMMON SHARES	PERCENTAGE OF CLASS

Common	Georges Benarroch (1)	597,415	1.90%
Common	Dr. Jean-Luc Berger	627,025	2.00%
Common	Uri Sagman	1,902,025	6.07	8%

(1) Georges Benarroch is the President and Chief Executive Officer of Comindus Finance Corp.

(D) CHANGES IN CONTROL

There is no such arrangement which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in notes 3 of the Financial Statements.

At March 31, 2015 and 2014, the Company owed $8,893 and $19,400 to Comindus Finance Corp. Georges Benarroch is the President and Chief Executive Officer of Credifinance Capital Corp. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance.

During the year ended March 31, 2001, the Company entered into an agreement with a Medarex Inc. (‘the vendor’), who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 100,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at March 31, 2014). Interest is accrued and payable quarterly. At March 31, 2015 and 2014, accrued interest totaled $0 and $88,434, respectively.  Comindus Finance Corp, assumed to promissory note during the year ended March 31, 2015

(B) TRANSACTIONS WITH PROMOTORS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch is holding 597,415  commons  shares represented 1.9% of issued shares.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $15,000 and $15,000 for audit of our annual financial statements for the fiscal year ended March 31, 2015 and 2014

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP for audit related services rendered during the fiscal year ended March 31, 2015 and 2014.

(3) Tax Fees

No professional services were rendered by RBSM LLP for tax compliance, tax advice, and tax planning the fiscal year ended March 31, 2015 and 2014.

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

KYTO BIOPHARMA, INC.

DATE: June 30, 2015	By:	/ s/ Georges Benarroch
Name: Georges Benarroch
President, Chief Executive Officer, principal executive officer and principal financial and accounting officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Georges Benarroch	President, Chief Executive Officer, principal executive officer	June 30, 2015
Georges Benarroch	and principal financial and accounting officer

/s/ Peter Prendergast	Director	June 30, 2015
Peter Prendergast

Kyto Biopharma, Inc. and Subsidiary
   Financial Statements

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Kyto Biopharma, Inc.
Toronto, Canada

We have audited the accompanying balance sheets of Kyto Biopharma, Inc. and its subsidiary (the “Company”), as of March 31, 2015 and 2014, and the related statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kyto Biopharma, Inc. and its subsidiary as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has not commenced its planned principal operations and has suffered recurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
June 30, 2015

Kyto Biopharma, Inc.
Balance Sheets

	March 31,	March 31,
	2015	2014

ASSETS
Current Assets
Cash	$2	$3

Total Current Assets	2	3

Total Assets	$2	$3

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$431	$-
Accrued liabilities	12,500	19,329
Accrued liabilities - related party	20,000	96,000
Accrued interest payable - related party	-	88,434
Dividends Payable - preferred convertible stock	-	49,407
Loan payable-related party	8,893	19,400
Note payable-related party	-	100,000
Total Current Liabilities	41,824	372,570

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, none and 473,624 issued and outstanding as of March 31, 2015 and 2014, respectively	-	473,624
Common stock, $0.0001 par value, 100,000,000 shares authorized, 31,396,802 and 12,998,482 issued and outstanding as of March 31, 2015 and 2014, respectively	3,140	1,300
Additional paid-in capital	32,060,650	17,343,834
Accumulated deficit	(32,105,612)	(18,191,325)

Total Stockholders' Deficit	(41,822)	(372,567)

Total Liabilities and Stockholders' Deficit	$2	$3

The accompanying notes are an integral part of the financial statements

Kyto Biopharma, Inc.
Statements of Operations

	For the Year Ended
	March 31
	2015	2014

Operating Expenses
General and administrative	$101,182	$80,801

Total Operating Expenses	101,182	80,801

Loss from Operation	101,182	80,801

Other Income (Expenses)
Interest expense	(3,365)	(7,800)
Loss on issuance of common stock	(13,798,739)	-
Total Other Income (Expense), net	(13,802,105)	(7,800)

Net Loss before taxes	(13,903,287)	(88,601)

Net Income (Tax) Benefit	-	-

Net Loss	(13,903,287)	(88,601)

Preferred Stock Dividends	(10,999)	(25,354)

Net Loss Attributed to common shareholders	(13,914,286)	(113,955)

Comprehensive Income
Foreign currency translation gain	-	-
	-	-

Comprehensive Loss	(13,914,286)	(113,955)

Weighted average number of shares outstanding
basic and diluted	22,576,690	12,998,482

Net loss per share - basic and diluted	$(0.62)	$(0.01)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.62)	$(0.01)

The accompanying notes are an integral part of the financial statements

Kyto Biopharma, Inc.
For the Years Ended March 31, 2015 and 2014

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Comprehensive
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance, March 31, 2013	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,077,370)	$-	$(258,612)
Preferred stock Dividends	-	-	-	-	-	(25,354)	-	(25,354)
Net Loss	-	-	-	-	-	(88,601)	-	(88,601)
Balance, March 31, 2014	473,624	$473,624	12,998,482	$1,300	$17,343,834	$(18,191,325)	$-	$(372,567)
Preferred stock Dividends	-	-	-	-	-	(10,999)	-	(10,999)
Stock issued for directors fees	-	-	300,000	30	239,970	-	-	240,000
Stock issued for Consulting fees	-	-	400,000	40	319,960	-	-	320,000
Stock issued for accrued dividends	-	-	1,208,122	121	966,377	-	-	966,498
Stock issued to settle loans related party	-	-	664,400	66	531,454	-	-	531,520
Stock issued to settle loan payables	-	-	3,835,992	384	3,068,410	-	-	3,068,794
Stock issued to settle accounts and accrued payables	-	-	2,517,326	252	2,013,608	-	-	2,013,860
Conversion of convertible Preferred shares	(473,624)	(473,624)	9,472,480	947	7,577,037	-	-	7,104,360
Net Loss	-	-	-	-	-	(13,903,287)	-	(13,903,287)
Balance, March 31, 2015	-	$-	31,396,802	$3,140	$32,060,650	$(32,105,611)	$-	$(41,822)

The accompanying notes are an integral part of the financial statements

Kyto Biopharma, Inc.
Statements of Cash Flows

	For the Year Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(13,914,287)	$(113,955)
Adjustment to reconcile net loss to net cash used in
operating activities:
Loss on issuance of stock	13,798,739
Stock issued for directors fees	15,000	-
Stock issued for Consulting fees	20,000	-
Operating expenses incuured by related party on behalf of the company	-	3,966
Changes in operating liabilities:
Accrued liabilities related party	47,500	56,000
Accrued liabilities	(14,329)	11,329
Accrued interest related party	3,366	7,800
Preferred dividends payable	10,999	25,354
Accounts payable and accrued expenses	431	(808)
Net Cash Used in Operating Activities	(32,581)	(10,314)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	32,580	10,200

Net Cash Provided by Financing Activities	32,580	10,200

Effect of currency rate change on cash	-	-

Net decrease in Cash and Cash Equivalents	(1)	(114)

Cash and Cash Equivalents at Beginning of Period	3	117

Cash and Cash Equivalents at End of Period	$2	$3

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing & Financing Activities:
Common Stock issued in connection with old debt	411,292	-
Common stock issued in connection with conversion of preferred stock	473,624	-
Total non-cash change	884,916	-

The accompanying notes are an integral part of the financial statements

KYTO BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015

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

(B) PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

(C) GOING CONCERN

As reflected in the accompanying financial statements, the Company has no revenues, a net loss of $13,914,286, a working capital deficiency of $41,822 a stockholders' deficiency of $41,822 and a deficit accumulated of $32,105,612 at March 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2015, the Company received $10,200 in related party debt financing.

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
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(D) USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the fianacial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during 2015 and 2014 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

 (E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2015 and 2014, respectively.

(F) CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2015, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2015 and 2014, respectively.

The Company has obtained and continues to obtain a large amount of its funding from loans and equity funding from a principal stockholder related to a director of the Company.

(G) STOCK-BASED COMPENSATION

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

(H) INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards  Accounting Standard Codifcation Topic 740"Accounting for Income Taxes" ("Topic 740"). Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

(I) COMPREHENSIVE INCOME

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
 NOTES TO  FINANCIAL STATEMENTS
MARCH 31, 2015

 (J) NET LOSS PER COMMON SHARE

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

(K) SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

(L) RECLASSIFICATIONS

Certain amounts in the March 31, 2014 financial statements may have been reclassified to conform to the March 31, 2015 presentation.

NOTE 2 COMMITMENTS AND CONTINGENCIES

(A) LEASES

The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder. Rent expense in 2015 and 2014 were $20,000 and $20,000, respectively and is included in general and administrative expense in these accompanying statements of operations.

(B) REGULATION

The business of the Company is subject to various governmental regulations in the United States of America, Canada, and other countries, which must approve any Company products before commencement of commercial sales and which regulate the manufacturing of pharmaceuticals.

NOTE 3 RELATED PARTY TRANSACTION

(A) At March 31, 2015, the Company owed $8,893 to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance. During the year ended March 31, 2015, a related party paid accounts payable in the amount of $3,966.

(B) ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2015 and, 2014, was $40,000, and $40.000, respectively and is included in general and administrative expense in the accompanying statements of operations. The Company allocates 50% of these amounts to rent expense. As of March 31, 2015 and 2014, the remaining balance in the accrued liabilities-related party account for the above services was $20,000 and $96,000, respectively.

KYTO BIOPHARMA, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 3  STOCKHOLDERS' DEFICIENCY

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

In May 2007, Kyto entered into an agreement with Credifinance Capital Corp. to issue up to 500,000 convertible preferred shares at $1.00 per share in satisfaction of amounts due to Credifinance Capital Corp. During the year ended March 31, 2008 the Company issued 459,734 shares of convertible preferred stock to a Credifinance Capital Corp. to satisfy the related party loan payable. As there is no readily available fair value for the Company's convertible preferred stock, the issuance has been recorded at par value of $1 per share for a total of $459,734. The preferred convertible stock issued to satisfy the related party loan may be converted into common shares at the rate of $0.45 per share for up to two years and bear interest at the rate of 5% per annum. Preferred convertible stock has the same voting rights as common stock. On September 12, 2014 the company changed conversion rate from $0.45 per Common Share to $0.05 per Common Share.  On September12, 2014, the convertible stocks were converted to common stock at a price of $0.05 per share.

KYTO BIOPHARMA, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015

(B) COMMON STOCK AND OPTIONS

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

On August 11, 2014, the Company issued 300,000 shares valued at $0.80 per share based on the quoted trade price in payment of directors’ fees totaling $15,000to directors of the company. The Company recorded a loss on debt conversion of $225,000.

On August 11, the Company issued 400,000 shares valued at $0.80 per share based on the quoted trade price in payment of consulting fees totaling $20,000.00 to a directors of the company. The Company recorded a loss on debt conversion of $300,000.

On September 12, 2014, the Company issued converted 473,624 convertible preferred shares to 9,472,840 common per share based on the quoted trade price totaling $473, 624, The Company recorded a loss on conversion of $13,798,739. As of March 31, 2015, 31,396,802 common shares were outstanding.

(C) STOCK OPTIONS AND WARRANTS

As of March 31, 2015, no stock options and warrants were outstanding.

(D) PAR VALUE

In August 2001, the par value of common stock was changed to $0.0001 from $1.00. The change is reflected retroactively for all periods presented in the accompanying financial statements.

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

	2015	2014
Loss available to common stockholders.	$(13,914,286)	$(113,955)
Weighted average common shares outstanding	22,576,690	12,998,482
Basic and diluted loss per share	$(0.62)	$(0.01)

KYTO BIOPHARMA, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 6 INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense or utilization of net operating loss carry forwards for the years ended March 31, 2015 and 2014, due to the Company's net losses.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2015 and 2014 (computed by applying the United States Federal Corporate tax rate of 34% to loss before taxes), as follows:

2015	2014

Computed "expected" tax benefit	$(4,870,000)	$(38,745)
Foreign income tax rate differences
Change in deferred tax asset valuation allowance	4,870,000	38,745
$-	$-	-
The above benefit was calculated using a combined federal and state tax estimated rate as noted below
Statutory federal income tax rate	34.00%	34.00%
State income taxes	1%	1%
Foreign income tax rate difference	(1)%	(1)%
Valuation allowance	(34.00)%	(34.00%
Effective tax rate	(0.0)%	(0.0)%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2015 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$7,375,756
Canadian net operating loss carryforward	-
Total gross deferred tax assets	7,375,756
Less valuation allowance	(7,375,756)
Net deferred tax assets	$-

The net change in valuation allowance during the year ended March 31, 2015 was an increase of approximately $4,870,000. The Company's has a net operating loss carry forward of approximately $21,693,401 available to offset net income through 2031.

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