Form 10-Q
period 2015-06-30
KYTO BIOPHARMA INC
filed 2015-08-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

31,396,802 Common Shares - $0.0001 Par Value - as of August 12, 2015

KYTO BIOPHARMA, INC.
For the quarterly period ended December 31, 2014

INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2015 (Unaudited) and March 31, 2015	3

	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2015 and 2014	4

	Unaudited Condensed Statement of Stockholders’ Deficit for the Three Months Ended June 30, 2015	5

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended June 30, 2015 and 2014	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4.	Controls and Procedures.	10

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	11

Item 1A.	Risk Factors.	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 3.	Defaults Upon Senior Securities.	11

Item 4.	Mine Safety Disclosures	112

Item 5.	Other Information	11

Item 6.	Exhibits	12
	Signatures	13-16

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kyto Biopharma, Inc.
Condensed Balance Sheets

	Jun~~e~~ 30,	March 31,
	2015	2015
	( Unaudited )
ASSETS
Current Assets
Cash	$734	$2

Total Current Assets	734	2

Total Assets	$734	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$595	$431
Accrued liabilities	11,000	12,500
Accrued liabilities - related party	30,000	20,000
Loan payable-related party	20,703	8,893
Total Current Liabilities	62,298	41,824

Commitments and Contingencies

Stockholders' Deficit
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 31,396,802 issued and outstanding as of
June 30, 2015 and March 31, 2015 respectively	3,140	3,140
Additional paid-in capital	32,060,650	32,060,650
Accumulated deficit	(32,125,354)	(32,105,612)

Total Stockholders' Deficit	(61,564)	(41,822)

Total Liabilities and Stockholders' Deficit	$734	$2

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Unaudited Condensed Statements of Operations

	For the Three Months Ended
	June 30
	2015	2014

Operating Expenses
General and administrative	$19,742	$13,961

Total Operating Expenses	19,742	13,961

Loss from Operation	19,742	13,961

Other Income (Expenses)
Interest expense	-	(2,002)

Total Other Income (Expense), net	-	(2,002)

Net Loss before taxes	(19,742)	(15,963)

Net Income (Tax) Benefit	-	-

Net Loss	(19,742)	(15,963)

Preferred Stock Dividends	-	(6,538)

Net Loss Attributed to common shareholders	(19,742)	(22,501)

Weighted average number of shares outstanding
basic and diluted	31,396,802	12,998,482

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statement of Stockholders' Deficit
For the The Three Months June 30, 2015
(Unaudited)

	Preferred Stock		Common Stock		Additional
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2015	-	-	31,396,802	3,140	$32,060,650	$(32,105,611)	$(41,822)
Net Loss	-	-	-	-	-	(19,742)	(19,742)
Balance, June 30, 2015	-	$-	31,396,802	$3,140	$32,060,650	$(32,125,353)	$(61,564)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Unaudited Condensed Statements of Cash Flows

	For the Three Months Ended June
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(19,742)	$(22,501)
Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Changes in operating assets and liabilities:
Accrued Liabilities Related Party	10,000	10,000
Accrued Liabilities	(1,500)	(9,329)
Accrued Interest Related Party	-	2,002
Preferred Dividends Payable	-	6,538
Accounts payable and accrued expenses	164	1,361
Net Cash Used in Operating Activities	(11,078)	(11,929)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	11,810	12,100

Net Cash Provided by Financing Activities	11,810	12,100

Net increase in Cash and Cash Equivalents	732	171

Cash and Cash Equivalents at Beginning of Period	2	3

Cash and Cash Equivalents at End of Period	$734	$174

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2015 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended June 30, 2015, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $61,564, a deficit accumulated of $32,125,354 a stockholders' deficit of $ 61,564 as of June 30, 2015. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2015

NOTE 5 –RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2015, the company received a loan from a related party in the amount of $11,810. At June 30, the Company owed $20,703 to related parties of the Company. The loans are non-interest bearing, unsecured and due on demand. The loans are included in loans payable, related party on the accompanying balance sheet.

NOTE 6- EQUITY

COMMON STOCK
As of June 30, 2015, 31,396,802 common shares were outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

The report of our Independent Registered Public Accounting firm dated June 30, 2015 on our March 31, 2015  financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders’ deficit, significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional financing and maintain operations. Currently we do not have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management’s control, such as financial market trends and investors’ appetite for new financings. It should be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

Results of Operations

 For the three months ended June 30, 2015 the Company’s net loss attributable to common shareholders decreased by $2,759 to $19,742 compared to a net loss of $22,501 for the three months ended June 30, 2014. The comprehensive loss for the three months ended June 30, 2015 decreased by $2,759 to $19,742compared to a net loss of $22,501 for the Three months ended June 30, 2014.

Liquidity and Capital Resources

The Company had working capital deficits of $61,564 as of June 30, 2015 and $41,822 as of March 31, 2015. Cash was $734 as of June 30, 2015 and $2 as of March 31, 2015.

Cash from operating activities

The Company’s net cash used in operations decreased by $851 to $11,078 for the three months ended June 30, 2015 compared to net cash used in operations of $11,929 for the three months ended June 30, 2014.

Cash from financing activities

The Company’s net cash flows from financing activities decreased by $290 to $11,810 for the three months ended June 30, 2015 compared to cash flows from financing activities of $12,100 for the three months ended June 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2015.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date:  August 14, 2015