Form 10-Q
period 2015-09-30
KYTO BIOPHARMA INC
filed 2015-11-16
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

3,139,680 Common Shares - $0.0001 Par Value - as of November 13, 2015

KYTO BIOPHARMA, INC.
For the quarterly period ended September 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.	Condensed FINANCIAL STATEMENTS

Kyto Biopharma, Inc.
Condensed Balance Sheets

	September 30,	March 31,
	2015	2015
	( Unaudited )
ASSETS
Current Assets
Cash	$15	$2

Total Current Assets	15	2

Total Assets	$15	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$150	$431
Accrued liabilities	17,000	12,500
Accrued liabilities - related party	40,000	20,000
Loan payable-related party	23,868	8,893
Total Current Liabilities	81,018	41,824

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock $1.00 par value 2,000,000
authorized, NIL issued and outstanding as of
September 30, 2015 and March 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 3,139,680 issued and outstanding as of
September 30, 2015 and March 31, 2015, respectively	314	314
Additional paid-in capital	32,063,476	32,063,476
Accumulated deficit	(32,144,793)	(32,105,612)

Total Stockholders' Deficit	(81,003)	(41,822)

Total Liabilities and Stockholders' Deficit	$15	$2

Kyto Biopharma, Inc.
Unaudited Condensed Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30		September 30
	2015	2014	2015	2014

Operating Expenses
General and administrative	$19,439	$538,067	$39,181	$552,024

Total Operating Expenses	19,439	538,067	39,181	552,024

Loss from Operations	19,439	538,067	39,181	552,024

Other Expense
Interest expense	-	(1,363)	-	(3,365)
Loss on issuance of common stock	-	(13,308,739)	-	(13,308,739)
Total Other Expense net	-	(13,310,102)	-	(13,312,104)

Net Loss before taxes	(19,439)	(13,848,169)	(39,181)	(13,864,128)

Net Income (Tax) Benefit	-	-	-	-

Net Loss	$(19,439)	$(13,848,169)	$(39,181)	$(13,864,128)

Preferred Stock Dividends	-	(4,461)	-	(10,999)

Net Loss Attributed to common shareholders	$(19,439)	$(13,852,630)	$(39,181)	$(13,875,127)

Weighted average number of shares outstanding
basic and diluted	3,139,680	1,699,812	3,139,680	1,500,923

Net loss per share - basic and diluted	$(0.01)	$(8.15)	$(0.01)	$(9.24)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.01)	$(8.15)	$(0.01)	$(9.24)

Kyto Biopharma, Inc.
Condensed Statement of Stockholders' Deficit
For the The Six Months Ended September 30, 2015
(Unaudited)

	Preferred Stock		Common Stock		Additional
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2015	-	-	3,139,680	$314	$32,063,476	$(32,105,612)	$(41,822)
Net Loss	-	-	-	-	-	(39,181)	(39,181)
Balance, September 30, 2015	-	$-	3,139,680	$314	$32,063,476	$(32,144,793)	$(81,003)

Kyto Biopharma, Inc.
Unaudited Condensed Statements of Cash Flows

	For the Six Months Ended September 30
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(39,181)	$(13,875,129)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on issuance of stock	-	13,308,739
Stock issued for directors fees	-	225,000
Stock issued for consulting fees	-	300,000
Changes in operating assets and liabilities:
Accrued liabilities related party	20,000	20,000
Accrued liabilities	4,500	(8,254)
Accrued interest related party	-	3,366
Preferred dividends payable	-	10,999
Accounts payable and accrued expenses	(281)	971
Net Cash Used in Operating Activities	(14,962)	(14,308)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	14,975	14,345

Net Cash Provided by Financing Activities	14,975	14,345

Net increase in Cash and Cash Equivalents	13	37

Cash and Cash Equivalents at Beginning of Period	2	3

Cash and Cash Equivalents at End of Period	$15	$40

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Non- Cash Investing and Financing Activities
Common Stock issued in connection with old debt		411,292
Common Stock issued in connection with conversion of preferred stock	$-	$473,624
Total non-cash change	$-	$884,916

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2015

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

 USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

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
7

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2015 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended September 30, 2015, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $81,003, a deficit accumulated of $32,144,793 and a stockholders' deficit of $81,003 as of September 30, 2015. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is highly dependent upon debt and equity funding .The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Federal Drug and Administration clearance, that the Company will achieve a profitable level of operations.

NOTE 4 - ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2015

NOTE 5 –RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2015 and 2014, the Company received a loan from a related party in the amount of $3,165 and $3,965 respectively. At September 30, 2015, and March 31, 2015 the Company owed $23,868 and $8,893 respectively, to related parties of the Company. The loans are non-interest bearing, unsecured and due on demand. The loans are included in loans payable, related party on the accompanying balance sheet.

The Company leases office space and administrative services from a related party principal stockholder. As of September 30, 2015 and March 31, 2015, the remaining balance in the accrued liabilities-related party account for the above services was $40,000 and $20,000, respectively.

NOTE 6- EQUITY

A) CONVERTIBLE PREFERRED STOCK

On May 24, 2007 the Company entered into an agreement with Comindus Finance Corp a related party, to issue up to 500,000 Convertible Preferred Stock at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008, the Company issued 473,624 shares of Convertible Preferred Stock to Comindus Finance Corp. for a total of $473,624 to satisfy a related party loan payable. Convertible Preferred Stock may be converted into Common Shares at a price of $4.50 per Common Share. The Convertible Preferred Stock bears dividends at a rate of 5% per annum. Preferred Convertible Stock has the same voting rights as Common Stock. On September 11, 2014, the convertible stocks were converted to common stock at a price of $0.50 per share.

As of September 30, 2015 and March 31, 2015, there are no preferred shares of the Company common stock were issued and outstanding.

B) COMMON STOCK

On September 24, 2015 a submission on Florida Section 607.0704 of the Florida Business Corporation Act was sent to the Company. Pursuant to this Section it is possible for shareholders owning a majority of the outstanding stock of the Company to take an action without the requirement of a meeting.

The action taken by the majority shareholders was taken for the purpose of increasing the share price which could generate interest in the Company by investors and provide business opportunities. The action then adopted a reverse stock split in the amount of a one (1) for ten (10) of our issued and outstanding shares of common stock. By way of explanation, a reverse stock split is a process whereby a company decreases the number of company shares that are available and increases the price per share by combining the current shares into fewer shares. The reverse split does not change the number of authorized shares of common stock. Each stockholder will hold the same percentage of our outstanding common stock immediately following the reverse stock split as she or he did immediately prior to the reverse stock split, except for adjustments required to the treatment of fractional shares.

It should be pointed out that the Company sees no dissenters’ rights with respect to the reverse stock split, and we do not intend to independently provide shareholders with such rights.

As a result of the reverse stock split, every 10 shares of the Company's issued and outstanding common stock automatically combined into one issued and outstanding share of common stock. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

As of September 30, 2015 and March 31, 2015, 3,139,680 shares of the Company common stock were issued and outstanding.

NOTE 7- SUBSEQUENT EVENT.

On November 4, 2015, the Company completed a one (1) for ten (10) reverse stock split.

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

Results of Operations

 For the three months ended September 30, 2015 the Company’s net loss attributable to common shareholders decreased by $13,833,192 to $19,439 compared to a net loss of $13,852,630 for the three months ended September 30, 2014. The Net loss for the three months ended September 30, 2015 decreased by $13,828,730 to $19,439 compared to a net loss of $13,848,169 for the three months ended September 30, 2014

For the six months ended September 30, 2015 the Company’s net loss attributable to common shareholders decreased by $13,835,946 to $39,181 compared to a net loss of $13,875,127 for the six months ended September 30, 2014. The Net loss for the six months ended September 30, 2015, decreased by $13,824,947 to $39,181 compared to a net loss of $13,864,128 for the six months ended September 30, 2014.

Liquidity and Capital Resources

The Company had working capital deficits of $81,003 as of September 30, 2015 and $41,822 as of March 31, 2015. Cash was $15 as of September 30, 2015 and $2 as of March 31, 2015.

Cash from operating activities

The Company’s net cash used in operations increased by $654 to $14,962 for the six months ended September 30, 2015 compared to net cash used in operations of $14,308 for the six months ended September 30, 2014.

Cash from financing activities

The Company’s net cash flows from financing activities increased by $630 to $14,975 for the six months ended September 30, 2015 compared to cash flows from financing activities of $14,345 for the six months ended September 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2015.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date:  November 16, 2015