Form 10-Q
period 2015-12-31
KYTO BIOPHARMA INC
filed 2016-02-16
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

3,139,747 Common Shares - $0.0001 Par Value - as of February 12, 2016

KYTO BIOPHARMA, INC.
For the quarterly period ended December 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed FINANCIAL STATEMENTS

Kyto Biopharma, Inc.
Condensed Balance Sheets

	December 31,	March 31,
	2015	2015
	( Unaudited )
ASSETS
Current Assets
Cash	$29	$2

Total Current Assets	29	2

Total Assets	$29	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$917	$431
Accrued liabilities	25,500	12,500
Accrued liabilities - related party	50,000	20,000
Loan payable-related party	31,955	8,893
Total Current Liabilities	108,373	41,824

Commitments and Contingencies

Stockholders' Deficit

Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,139,747 issued and outstanding as of December 31, 2015 and March 31, 2015 respectively	314	314
Additional paid-in capital	32,063,476	32,063,476
Accumulated deficit	(32,172,133)	(32,105,612)

Total Stockholders' Deficit	(108,344)	(41,822)

Total Liabilities and Stockholders' Deficit	$29	$2

The accompanying notes are a part of the unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	December 31		December 31
	2015	2014	2015	2014

Operating Expenses
General and administrative	$27,340	$21,071	$66,521	$83,097

Total Operating Expenses	27,340	21,071	66,521	83,097

Loss from Operation	27,340	21,071	66,521	83,097

Other (Expenses)
Interest expense	-	-	-	(3,365)
Loss on issuance of common stock	-	-	-	(13,798,739)
Total Other Income (Expense), net	-	-	-	(13,802,104)

Net Loss before taxes	(27,340)	(21,071)	(66,521)	(13,885,201)

Net Income (Tax) Benefit	-	-	-	-

Net Loss	(27,340)	(21,071)	(66,521)	(13,885,201)

Preferred Stock Dividends	-	-	-	(10,999)

Net Loss Attributed to common shareholders	(27,340)	(21,071)	(66,521)	(13,896,200)

Weighted average number of shares outstanding
basic and diluted	3,139,747	3,139,680	3,139,747	1,968,878

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(7.05)

Net loss per share attributable to Common Shares holders- basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(7.06)

The accompanying notes are a part of the unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statement of Stockholders' Deficit
For the The Nine Months December 31, 2015
(Unaudited)

	Common Stock		Additional
	$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2015	3,139,747	$314	$32,063,476	$(32,105,612)	$(41,822)
Net Loss	-	-	-	(66,521)	(66,521)
Balance, December 31, 2015	3,139,747	$314	$32,063,476	$(32,172,133)	$(108,344)

The accompanying notes are a part of the unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statements of Cash Flows
Unaudited

	For the Nine Months Ended December
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(66,521)	$(13,896,200)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on issuance of stock		13,798,739
Stock issued for directors fees		15,000
Stock issued for consulting fees		20,000
Changes in operating assets and liabilities:
Accrued liabilities related party	30,000	30,000
Accrued liabilities	13,000	(14,329)
Accrued interest related party	-	3,366
Preferred dividends payable	-	10,999
Accounts payable and accrued expenses	486	577
Net Cash Used in Operating Activities	(23,035)	(31,848)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	23,062	31,945

Net Cash Provided by Financing Activities	23,062	31,945

Net increase in Cash and Cash Equivalents	27	97

Cash and Cash Equivalents at Beginning of Period	2	3

Cash and Cash Equivalents at End of Period	$29	$100

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Non- Cash Investing and Financing Activities
Common Stock issued in connection with old debt		411,292
Common Stock issued in connection with conversion of preferred stock	$-	$473,624
Total non-cash change	$-	$884,916

The accompanying notes are a part of the unaudited condensed financial statements.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2015

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

 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2015 and March 31, 2015, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of December 31, 2015, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2015 and March 31, 2015, respectively.

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

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2015

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2015 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended December 31, 2015, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $108,344, a deficit accumulated of $32,172,133 and a stockholders' deficit of $108,344 as of December 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2015

NOTE 5 –RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2015 and 2014, the Company received a loan from a related party in the amount of $23,062 and $31,945 respectively. At December 31, 2015, and March 31, 2015 the Company owed $31,955 and $8,893 respectively, to related parties of the Company. The loans are non-interest bearing, unsecured and due on demand. The loans are included in loans payable, related party on the accompanying balance sheet.

The Company leases office space and administrative services from a related party principal stockholder. As of December 31, 2015 and March 31, 2015, the remaining balance in the accrued liabilities-related party account for the above services was $50,000 and $20,000, respectively.

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

As of December 31, 2015 and March 31, 2015, there are no preferred shares of the Company issued and outstanding.

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

As of December 31, 2015 and March 31, 2015, 3,139,747 shares of the Company common stock were issued and outstanding.

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

Results of Operations

 For the three months ended December 31, 2015 the Company’s net loss attributable to common shareholders increased by $6,269 to $27,340 compared to a net loss of $21,071 for the three months ended December 31, 2014. The Net loss for the three months ended December 31, 2015 increased by $6,269 to $27,340 compared to a net loss of $21,071 for the three months ended December 31, 2014

For the nine months ended December 31, 2015 the Company’s net loss attributable to common shareholders decreased by $13,829,679 to $66,521 compared to a net loss of $13,896,200 for the nine months ended December 31, 2014. The Net loss for the nine months ended December 31, 2015, decreased by $13,818,680 to $66,521 compared to a net loss of $13,885,201 for the nine months ended December 31, 2014.

Liquidity and Capital Resources

The Company had working capital deficits of $108,344 as of December 31, 2015 and $41,822 as of March 31, 2015. Cash was $29 as of December 31, 2015 and $2 as of March 31, 2015.

Cash from operating activities

The Company’s net cash used in operations decreased by $8,813 to $23,035 for the nine months ended December 31, 2015 compared to net cash used in operations of $31,848 for the nine months ended December 31, 2014.

Cash from financing activities

The Company’s net cash flows from financing activities decreased by $8,883 to $23,062 for the nine months ended December 31, 2015 compared to cash flows from financing activities of $31,945 for the nine months ended December 31, 2014.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2015  we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2015.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Kyto Biopharma, Inc.

Date: February 16, 2016	By:	/s/ Georges Benarroch
Georges Benarroch Chief Executive Officer, principal executive officer, principal financial and accounting officer