Form 10-K
period 2016-03-31
KYTO BIOPHARMA INC
filed 2016-06-29
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑·  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2016
OR

☐·  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 30, 2015, was approximately $4,205,298.

The Registrant had 3,139,747 shares of common stock, $0.0001 par value per share, outstanding on June 29, 2016

TABLE OF CONTENTS
FORM 10-K
FOR FISCAL YEAR ENDED MARCH 31, 2016

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

B) REPORTS TO SECURITY HOLDERS

The Bylaws of Kyto Biopharma, Inc. are silent regarding an annual report to shareholders. Kyto Biopharma, Inc. is a reporting company and files reports with the U.S. Securities and Exchange Commission (SEC). The Company is required to file quarterly reports (Form 10-Q) and an annual report (Form 10-K) with the SEC. The annual report includes audited financial statements.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to Cominidus Finance Inc., a related party, at the rate of approximately $10,000 quarterly, which includes rent and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.

The Company owns no investments.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and directors.

ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ending March 31, 2016. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-K filed with the U.S. Securities Exchange Commission.

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

Our common stock had traded on the OTC Bulletin Board(R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2016 and 2015. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	Common Stock
	High	Low
Fiscal Year Ended March 31, 2016
First quarter	$11.00	$10.00
Second quarter	10.00	9.50
Third quarter	9.50	5.00
Fourth quarter	5.00	5.00

Fiscal Year Ended March 31, 2015
First quarter	$8.00	$1.00
Second quarter	8.00	8.00
Third quarter	2.50	14.00
Fourth quarter	11.50	11.00

There were 3,139,747 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2016.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2016, there were 17 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 150 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6.  SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.2015

	2016	2015
Net Loss	$(90,378)	$(13,914,286)

Loss Per Share	$(0.03)	$(6.16)

Total assets	$32	$2

Total liabilities	$132,232	$41,824

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited financial statements, in 2016 the company had, a net loss of $90,378 a working capital deficiency of $132,200, a stockholders' deficiency of $132,200, and accumulated deficit of $32,195,990 at March 31, 2016. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(B) LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficit of $132,200 and $41,822 as of March 31, 2016 and 2015 respectively. Cash were $32 and $2 as of March 31, 2016 and 2015 respectively.

Cash from operating activities:
The company’s cash outflow from operations of $26,810 for the year ended March 31, 2016 was $5,771 below cash outflow from operating activities as of March 31, 2015 which was $32,581.

Cash from financing activities:
The company’s net cash flow from financing activities of $26,839 for the year ended March 31, 2016 was $5,741 below the cash flow from financing activities for the year ended March 31, 2015, which was $32,580.

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

The Company's plan of operation for the next twelve months is to continue to focus its efforts on finding new sources of capital and on research activities and the development of its drug candidates which maximize the utility and application of its platform technologies. Management expects the Company to incur additional operating losses over the next several years as research and development efforts, preclinical and clinical testing activities and manufacturing scale-up efforts to expand. To date, we have not had any material product sales and do not anticipate receiving any revenue from the sale of products in the upcoming year. Our sources of working capital have been equity financings and interest on investment.

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

(C) OFF-BALANCE SHEET ARRANGEMENT

None.

● THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, CASH USED IN OPERATIONS, STOCKHOLDERS' DEFICIT, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. The report of our Independent Registered Public Accounting Firm on our March 31, 2016 and 2015 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached audited financial statements for KYTO BIOPHARMA, INC. for the fiscal years ended March 31, 2016 and 2015 can be found beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountant during the year and to the date of these financial statements and there are no disagreements with the findings of said accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended March 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2016.

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended March 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2016 that was not reported.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Georges Benarroch	69	President & Chief Executive Officer, Director

Peter Prendergast	59	Director

The business experience of the persons listed above during the past five years are as follows:

MR. GEORGES BENARROCH, PRESIDENT & CHIEF EXECUTIVE OFFICER; DIRECTOR.

Director of the Company since May 5, 2000. Mr. Benarroch was elected as President and Chief Executive Officer effective February 27, 2006. Mr. Benarroch is the President and Chief Executive Officer of Comindus Finance Corp.

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
Mr. Prendergast is a real estate executive with about 20 years of experience

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

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
All Other Name and Payouts Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP ($)

Jean-Luc Berger, Director	2016	None				None
(Resigned)	2015	None				100,000

Georges Benarroch, Director	2016	None				None
	2015	None				100,000

Uri Sagman, Director	2016	None				None
(Resigned)	2015	None				500,000

Peter Predergast, Director	2016	None				None
	2015	None				None

(B) OPTION/SAR GRANTS TABLE

There were no options granted to employees and no grants to key employees in fiscal years 2016 and 2015.

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

Directors other than Peter Prendergast were granted 100,000 common shares and Uri Sagman was granted 500,000 common shares in fiscal years 2015 and none in 2016.

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2016 of Kyto other than for routine indebtedness.

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	COMMON SHARES	PERCENTAGE OF CLASS

Common	Comindus Finance Corp. Florida, United States	1,737,832	55.4%

Common	Georges Benarroch Toronto, Ontario, Canada	959,252	30.5%

Common	Dr. Uri Sagman Toronto, Ontario, Canada	190,503	6.7%

(B) SECURITY OWNERSHIP OF MANAGEMENT

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	COMMON SHARES	PERCENTAGE OF CLASS

Common	Georges Benarroch (1)	959,252	30.5%

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

At March 31, 2016 and 2015, the Company owed $35,732 and $8,893 to Comindus Finance Corp. Georges Benarroch is the President and Chief Executive Officer of Comindus Finance Corp. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance.

During the year ended March 31, 2001, the Company entered into an agreement with Medarex Inc. (‘the vendor’), who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 10,000 shares of the Company's common stock valued at $10.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at March 31, 2014). Interest is accrued and payable quarterly. At March 31, 2016 and 2015, accrued interest totaled $0 and $0, respectively. Comindus Finance Corp, assumed the promissory note during the year ended March 31, 2015.

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2016 and, 2015, was $40,000 and $40,000, respectively and is included in general and administrative expense in the accompanying statements of operations. The Company allocates 50% of these amounts to rent expense. As of March 31, 2016 and 2015, the remaining balance in the accrued liabilities-related party account for the above services was $60,000 and $20,000, respectively.

(B) TRANSACTIONS WITH PROMOTORS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch is holding 959,252 common shares represented by 30.5% of issued shares.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $15,000 and $15,000 for audit of our annual financial statements for the fiscal years ended March 31, 2016 and 2015.

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP for audit related services rendered during the fiscal years ended March 31, 2016 and 2015.

(3) Tax Fees

No professional services were rendered by RBSM LLP for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2016 and 2015.

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

KYTO BIOPHARMA, INC.

DATE: June 29, 2016	By:	/ s/ Georges Benarroch
Name: Georges Benarroch
President, Chief Executive Officer, principal executive officer and principal financial and accounting officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Georges Benarroch	President, Chief Executive Officer, principal executive officer	June 29, 2016
Georges Benarroch	and principal financial and accounting officer

/s/ Peter Prendergast	Director	June 29, 2016
Peter Prendergast

Kyto Biopharma, Inc.
Financial Statements

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Kyto Biopharma, Inc.
Toronto, Canada

We have audited the accompanying balance sheets of Kyto Biopharma, Inc. (the “Company”), as of March 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kyto Biopharma, Inc. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

Henderson Nevada
June 29, 2016

Kyto Biopharma, Inc.
Balance Sheets

	March 31,	March 31,
	2016	2015

ASSETS
Current Assets
Cash	$32	$2

Total Current Assets	32	2

Total Assets	$32	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$431
Accrued liabilities	36,500	12,500
Accrued liabilities - related party	60,000	20,000
Loan payable-related party	35,732	8,893
Total Current Liabilities	132,232	41,824

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, none issued and outstanding as of
March 31, 2016 and 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 3,139,747 issued and outstanding as of
March 31, 2016 and 2015	314	314
Additional paid-in capital	32,063,476	32,063,476
Accumulated deficit	(32,195,990)	(32,105,612)

Total Stockholders' Deficit	(132,200)	(41,822)

Total Liabilities and Stockholders' Deficit	$32	$2

The accompanying notes are an integral part of the financial statements.

Kyto Biopharma, Inc.
Statements of Operations

	For the Year Ended
	March 31
	2016	2015

Operating Expenses
General and administrative	$90,378	$101,182

Total Operating Expenses	90,378	101,182

Loss from Operations	90,378	101,182

Other  ~~(~~Expenses~~)~~
Interest expense	-	(3,365)
Loss on issuance of common stock	-	(13,798,739)
Total Other  ~~(~~Expense~~)~~, net	-	(13,802,105)

Net Loss before taxes	(90,378)	(13,903,287)

Net Income (Tax) Benefit	-	-

Net Loss	(90,378)	(13,903,287)

Preferred Stock Dividends	-	(10,999)

Net Loss Attributed to common shareholders	(90,378)	(13,914,286)

Weighted average number of shares outstanding
basic and diluted	3,139,747	2,257,669

Net loss per share - basic and diluted	(0.03)	(6.16)

Net loss per share attributable to Common Share~~s~~ holders- basic and diluted	(0.03)	(6.16)

The accompanying notes are an integral part of the financial statements.

Kyto Biopharma, Inc.
Statement of Stockholder's Deficit
For the Years Ended March 31, 2016 and 2015

	Preferred Stock $1.00 par value		Common Stock $0.0001 par value		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2014	473,624	$473,624	1,299,848	$130	$17,345,004	$(18,191,325)	$(372,567)
Preferred stock dividend	-	-	-	-	-	(10,999)	(10,999)
Stock issued for directors fees	-	-	30,000	3	239,997	-	240,000
Stock issued for consulting fees	-	-	40,000	4	319,996	-	320,000
Stock issued for accrued dividend	-	-	120,812	12	966,486	-	966,498
Stock issued to settle related party loans	-	-	66,440	7	531,513	-	531,520
Stock issued to settle loans payable	-	-	383,599	38	3,068,756	-	3,068,794
Stock issued to settle accounts and accrued payable	-	-	251,733	25	2,013,835	-	2,013,860
Conversion of convertible preferred shares	(473,624)	(473,624)	947,248	95	7,577,889	-	7,104,360
Net Loss	-	-	-	-	-	(13,903,287)	(13,903,287)
Adjustment for issue of one share to fractional Share holders during the reverse split.	-	-	67	-	-	-	-

Balance, March 31, 2015	-	$-	3,139,747	$314	$32,063,476	$(32,105,612)	$(41,822)
Net Loss	-	-	-	-	-	(90,378)	(90,378)
Balance, March 31, 2016	-	$-	3,139,747	$314	$32,063,476	$(32,195,990)	$(132,200)

The accompanying notes are an integral part of the financial statements.

Kyto Biopharma, Inc.
Statements of Cash Flows

	For the Year Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(90,378)	$(13,914,286)
Adjustment to reconcile net loss to net cash used in
operating activities:
Loss on issuance of stock	-	13,798,739
Stock issued for directors fees	-	15,000
Stock issued for Consulting fees	-	20,000
Changes in operating liabilities:
Accrued liabilities related party	24,000	47,500
Accrued liabilities	40,000	(14,329)
Accrued interest related party	-	3,366
Preferred dividends payable	-	10,999
Accounts payable and accrued expenses	(432)	430
Net Cash Used in Operating Activities	(26,810)	(32,581)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	26,839	32,580

Net Cash Provided by Financing Activities	26,839	32,580

Net decrease in Cash and Cash Equivalents	29	(1)

Cash and Cash Equivalents at Beginning of Period	3	3

Cash and Cash Equivalents at End of Period	$32	$2

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Common Stock issued in connection with old debt	$-	$411,292
Common stock issued in connection with conversion of preferred stock	$-	$473,624

The accompanying notes are an integral part of the financial statements.

KYTO BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NATURE OF BUSINESS

Kyto Biopharma, Inc. was formed as a Florida corporation on March 5, 1999. Named B Twelve, Limited, Kyto Biopharma, Inc.'s wholly-owned Canadian subsidiary (collectively referred to as the "Company"), was also formed on March 5, 1999. On August 14, 2002, the Company changed its name from B Twelve, Inc. to Kyto Biopharma, Inc.

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

(B) GOING CONCERN

As reflected in the accompanying financial statements, the Company has no revenues, a net loss of $90,378 a working capital deficiency of $132,200 a stockholders' deficiency of $132,200 and a deficit accumulated of $32,195,990 at March 31, 2016. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2016, the Company received $26,839 in related party debt financing.

The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon debt and equity funding. The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Federal Drug and Administration clearance, the Company will achieve a profitable level of operations.

KYTO BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(C) USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during 2016 and 2015 include, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

 (D) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2016 and 2015, respectively.

(E) CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2016, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2016 and 2015, respectively.

The Company has obtained and continues to obtain a large amount of its funding from loans and equity funding from a principal stockholder related to a director of the Company.

(F) STOCK-BASED COMPENSATION

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

(G) INCOME TAXES

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

KYTO BIOPHARMA, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016

(H) NET LOSS PER COMMON SHARE

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

(I) SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 COMMITMENTS AND CONTINGENCIES

(A) LEASES

The Company leases office space on a month-to-month basis. The premise is leased from a principal stockholder. Rent expense in 2016 and 2015 was $20,000 and $20,000, respectively and is included in general and administrative expense in the accompanying statements of operations.

(B) REGULATION

The business of the Company is subject to various governmental regulations in the United States of America, Canada, and other countries, which must approve any Company products before commencement of commercial sales and which regulate the manufacturing of pharmaceuticals.

NOTE 3 RELATED PARTY TRANSACTION

(A) At March 31, 2016 and 2015, the Company owed $35,732 and $8,893, respectively, to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance.

(B) ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2016 and, 2015, was $40,000 and $40.000, respectively and is included in general and administrative expense in the accompanying statements of operations. The Company allocates 50% of these amounts to rent expense. As of March 31, 2016 and 2015, the remaining balance in the accrued liabilities-related party account for the above services was $60,000 and $20,000, respectively.

KYTO BIOPHARMA, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 3  STOCKHOLDERS' DEFICIENCY

(A) CONVERTIBLE PREFERRED STOCK

In June 1999, an investor purchased 250,000 units at $1.00 per unit or $250,000 consisting of 250,000 shares of convertible preferred stock and receives warrants to purchase up to 75,000 common shares as follows: 25,000 common stock warrants exercisable at $1.00 per share issued with the preferred stock and another potential 500,000 as discussed below. The preferred stock was convertible to common stock on a one-for-one basis upon the earlier of:

(i) An initial public offering by the Company, as defined,

(ii) The completion of a reverse take-over transaction,

(iii) A minimum $3,000,000 private equity financing based on a $10,000,000 valuation or,

(iv)The merger of the Company with another corporation or the sale of substantively all the assets of the Corporation.

There was no beneficial conversion feature upon the sale as the value of the common shares into which the preferred shares are convertible are also $10.00 based on contemporaneous transactions.

Upon exercise of the first 25,000 warrants, the investor received another warrant for 25,000 common shares at $10.00 exercise price per share. Upon conversion of the preferred stock, each share of common stock issued shall be coupled with an additional common stock purchase warrant at an exercise price of $10.00 per share with a three-month term. In December 1999 and May 2000, 10,000 and 15,000, respectively, of the first warrant were exercised and therefore in May 2000 the additional 25,000 warrant were granted with an exercise price of $10.00 expiring June 2003. In June 2001, pursuant to a letter of intent, which was ratified by the shareholders, the preferred shares were converted and the additional 25,000 warrants were granted at an exercise price of $10.00 with an amended term not to exceed five years. There was no beneficial conversion feature to the warrants as the value of the common stock was still considered to be $10.00 based on contemporaneous transactions at that time. There was no effect of the warrant issuances on operations as all warrants are considered to be purchased as part of the preferred stock unit. The second and third warrants totaling 50,000 common shares remained outstanding at March 31, 2003. In June 2003, 25,000 expired and in June 2006 the remaining 25,000 expired.

In May 2007, Kyto entered into an agreement with Comindus Finance Corp. to issue up to 500,000 convertible preferred shares at $1.00 per share in satisfaction of amounts due to Comindus Finance Corp. During the year ended March 31, 2008 the Company issued 459,734 shares of convertible preferred stock to Comindus Finance Corp Corp. to satisfy the related party loan payable. As there is no readily available fair value for the Company's convertible preferred stock, the issuance has been recorded at par value of $1 per share for a total of $459,734. The preferred convertible stock issued to satisfy the related party loan may be converted into common shares at the rate of $4.5 per share for up to two years and bear interest at the rate of 5% per annum. Preferred convertible stock has the same voting rights as common stock. On September 12, 2014 the company changed conversion rate from $4.5 per Common Share to $0.50 per Common Share. On September 12, 2014, the convertible stocks were converted to common stock at a price of $0.50 per share.

KYTO BIOPHARMA, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016

(B) COMMON STOCK AND OPTIONS

Effective October 15, 2015, Kyto BioPharma Inc. completed a reverse stock split in the amount of a one (1) for ten (10) issued and outstanding shares of common stock.

Reference to common stock shares and per sare amounts have been retroactively restated to give effect of the reverse stock split of one for ten shares.

On August 11, 2014, the number of authorized common stock increased to 100,000,000 from 25,000,000 having a par value of $0.0001, amounting in the aggregate to Ten Thousand Dollars ($10,000)

On August 11, 2014, the number of authorized non-voting preferred stock increased to 2,000,000 from 1,000,000 having a par value of $1.00, amounting in the aggregate to Two million Dollars ($2,000,000)

On September 10, 2014, the Company issued 822,584 shares valued at $8.00 per share based on the quoted trade price in payment of current liabilities totaling $411,292 to Comindus finance Corp controlled by a director of the company. The Company recorded a loss on debt conversion of $6,169,380.

On August 11, 2014, the Company issued 30,000 shares valued at $8.00 per share based on the quoted trade price in payment of directors’ fees totaling $15,000 to directors of the company. The Company recorded a loss on debt conversion of $225,000.

On August 11 2014, the Company issued 40,000 shares valued at $8.00 per share based on the quoted trade price in payment of consulting fees totaling $20,000 to a director of the company. The Company recorded a loss on debt conversion of $300,000.

On September 12, 2014, the Company converted 473,624 convertible preferred shares to 947,284 common shares based on the quoted trade price totaling $473,624, The Company recorded a loss on conversion of $13,798,739.

As of March 31, 2016, 3,139,747 common shares were issued and outstanding.

(C) STOCK OPTIONS AND WARRANTS

As of March 31, 2016, no stock options and warrants were issued and outstanding.

(D) PAR VALUE

In August 2001, the par value of common stock was changed to $0.0001 from $1.00. The change is reflected retroactively for all periods presented in the accompanying financial statements.

(E) EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements for the years ended:

	2016	2015
Net loss available to common stockholders.	$(90,378)	$(13,914,286)
Weighted average common shares outstanding	3,139,747	2,257,669
Basic and diluted net loss per share	$(0.03)	$(6.16)

KYTO BIOPHARMA, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 4 INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense or utilization of net operating loss carry forwards for the years ended March 31, 2016 and 2015, due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2016 and 2015 (computed by applying the United States Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2016	2015

Computed "expected" tax benefit	$(30,728)	$(4,870,000)
Change in deferred tax asset valuation allowance	30,728	4,870,000
	$-	$-
The above benefit was calculated using a combined federal and state tax estimated rate as noted below
Statutory federal income tax rate	34.00%	34.00%
State income taxes	1%	1%
Foreign income tax rate difference	(1)%	(1)%
Valuation allowance	(34.00)%	(34.00%
Effective tax rate	(0.0)%	(0.0)%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2016 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$10,484,717
Canadian net operating loss carryforward	-
Total gross deferred tax assets	10,484,717
Less valuation allowance	(10,484,717)
Net deferred tax assets	$-

The net change in valuation allowance during the year ended March 31, 2016 was an increase of approximately $30,728. The Company's has a net operating loss carry forward of approximately $30,837,405 available to offset net income through 2032.

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