Form 10-Q
period 2016-06-30
KYTO BIOPHARMA INC
filed 2016-08-15
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑   Yes    ☐   No

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes   x☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐   Yes    ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,139,747 Common Shares - $0.0001 Par Value - as of August 12, 2016

KYTO BIOPHARMA, INC.
For the quarterly period ended June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kyto Biopharma, Inc.
Condensed Balance Sheets

	June 30	March 31,
	2016	2016
	( Unaudited )
ASSETS
Current Assets
Cash	$3	$32

Total Current Assets	3	32

Total Assets	$3	$32

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$524	$-
Accrued liabilities	35,000	36,500
Accrued liabilities - related party	70,000	60,000
Loan payable-related party	46,237	35,732
Total Current Liabilities	151,761	132,232

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, none issued and outstanding as of
June 30, 2016 and March 31 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 3,139,747 issued and outstanding as of
June 30,2016 and March 31 2016, respectively	314	314
Additional paid-in capital	32,063,476	32,063,476
Accumulated deficit	(32,215,548)	(32,195,990)

Total Stockholders' Deficit	(151,758)	(132,200)

Total Liabilities and Stockholders' Deficit	$3	$32

The accompanying notes are an integral part of these unaudited condensed financial statements

Kyto Biopharma, Inc.
Condensed Statements of Operations
Unaudited

	For the Three Months Ended
	June 30
	2016	2015

Operating Expenses
General and administrative	$19,558	$19,742

Total Operating Expenses	19,558	19,742

Loss from Operations	19,558	19,742

Net Loss before taxes	(19,558)	(19,742)

Net Income (Tax) Benefit	-	-

Net Loss	$(19,558)	$(19,742)

Weighted average number of shares outstanding
basic and diluted	3,139,747	3,139,747

Net loss per share - basic and diluted	$(0.01)	$(0.01)

 The accompanying notes are an integral part of these unaudited condensed financial statements

Kyto Biopharma, Inc.
Condensed Statement of Stockholder's Deficit
For the Three Months Ended June 30, 2016
Unaudited

	Preferred Stock		Common Stock		Additional
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2016	-	$-	3,139,747	$314	$32,063,476	$(32,195,990)	$(132,200)
Net Loss	-	-	-	-	-	(19,558)	(19,558)
Balance, June 30, 2016	-	$-	3,139,747	$314	$32,063,476	$(32,215,548)	$(151,758)

 The accompanying notes are an integral part of these unaudited condensed financial statements

Kyto Biopharma, Inc.
Condensed Statements of Cash Flows
Unaudited

	For the Three Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(19,558)	$(19,742)
Adjustment to reconcile net loss to net cash used in
Operating activities:
Changes in operating liabilities:
Accrued liability related party	10,000	10,000
Accrued liabilities	(1,500)	(1,500)
Accounts payable and accrued expenses	524	164
Net Cash Used in Operating Activities	(10,534)	(11,078)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	10,505	11,810

Net Cash Provided by Financing Activities	10,505	11,810

Net (decrease)/increase in Cash and Cash Equivalents	(29)	732

Cash and Cash Equivalents at Beginning of Period	32	2

Cash and Cash Equivalents at End of Period	$3	$734

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

 The accompanying notes are an integral part of these unaudited condensed financial statements

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2016

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

Significant estimates during 2016 include depreciable lives on equipment, valuation of intangible assets, the valuation allowance of deferred tax assets, and the valuation of non-cash stock based transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at June 30, 2016 and March 31, 2016, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of June 30, 2016, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2016 and March 31, 2016, respectively.

The Company has obtained and continues to obtain a large amount of its funding from loans and equity funding from a principal stockholder related to a director of the Company.

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2016 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended June 30, 2016, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2016
NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $151,758, a deficit accumulated of $32,215,548 a stockholders' deficit of $151,758 as of June 30, 2016. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

(A)
– Loan Payable- Related Party

During the quarter ended June 30, 2016, the company received a loan from a related party in the amount of $10,505. At June 30, 2016 the Company owed $46,237 and $35,732, respectively, to related parties of the Company. The loans are non-interest bearing, unsecured and due on demand. The loans are included in loans payable, related party on the accompanying balance sheet.
(B)
– Accrued liabilities -Related Party

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in the three months ended June 30,2016 and, 2015, was $10,000, and $10.000, respectively and is included in general and administrative expense in the accompanying statements of operations. As of June 30, 2016 and March 31, 2016, the remaining balance in the accrued liabilities-related party account for the above services was $70,000 and $60,000, respectively.

NOTE 6 – EQUITY

(A)
– Convertible Preferred Stock.

On May 24 2007, the Company entered into an agreement with Comindus Finance Corp. a related party to issue up to 500,000 convertible preferred shares at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008 the Company issued 473,624 shares of convertible preferred stock to a Comindus Finance Corp. for a total of $473,624 to satisfy the related party loan payable. Convertible preferred stock may be converted into common shares at the rate of $0.45 per common share. Convertible preferred stock bears dividend at a rate of five percent per annum. Preferred convertible stock has the same voting rights as common stock. On September12, 2014, the convertible stocks were converted to common stock at a price of $0.05 per share. As of June 30, 2016 and March 31, 2016, there are no preferred shares of the Company issued and outstanding.

(B)
– COMMON STOCK

As of June 30, 2016 and March 31, 2016 , 3,139,747 of the Company’s common stock were issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

The report of our Independent Registered Public Accounting firm dated June 29, 2016 on our March 31, 2016 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders’ deficit, significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional financing and maintain operations. Currently we do not have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management’s control, such as financial market trends and investors’ appetite for new financings. It should be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

Results of Operations

For the three months ended June 30, 2016 the Company’s net loss attributable to common shareholders decreased by $184 to $19,558 compared to a net loss of $19,742 for the three months ended June 30, 2015.

Liquidity and Capital Resources

The Company had working capital deficits of $151,758 as of June 30, 2016 and $132,200 as of March 31, 2016. Cash was $3 as of June 30, 2016 and $32 as of March 31, 2016.

Cash from operating activities

The Company’s net cash used in operations decreased by $544 to $10,534 for the three months ended June 30, 2016 compared to net cash used in operations of $11,078 for the three months ended June 30, 2015.
Cash from financing activities

The Company’s net cash flows from financing activities decreased by $1,305 to $10,505 for the three months ended June 30, 2016 compared to cash flows from financing activities of $11,810 for the three months ended June 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2016.
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
Internal Controls over Financial Reporting
During the quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date:  August 15, 2016