Form 10-Q
period 2016-09-30
KYTO BIOPHARMA INC
filed 2016-11-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

3,139,747 Common Shares - $0.0001 Par Value - as of November 11, 2016

KYTO BIOPHARMA, INC.
For the quarterly period ended June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Kyto Biopharma, Inc.
Condensed Balance Sheets

	September 30	March 31,
	2016	2016
	( Unaudited )
ASSETS
Current Assets
Cash	$31	$32

Total Current Assets	31	32

Total Assets	$31	$32

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$341	$-
Accrued liabilities	41,000	36,500
Accrued liabilities - related party	80,000	60,000
Loan payable-related party	49,946	35,732
Total Current Liabilities	171,287	132,232

Commitments and Contingencies

Stockholders' Deficit

Preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, none issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,139,747 issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	314	314
Additional paid-in capital	32,063,476	32,063,476
Accumulated deficit	(32,235,046)	(32,195,990)

Total Stockholders' Deficit	(171,256)	(132,200)

Total Liabilities and Stockholders' Deficit	$31	$32

The accompanying notes are an integral part of these unaudited condensed financial statements

Kyto Biopharma, Inc.
Condensed Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	September 30		September 30
	2016	2015	2016	2015
Operating Expenses
General and administrative	$19,498	$19,439	$39,056	$39,181

Total Operating Expenses	19,498	19,439	39,056	39,181

Loss from Operations	19,498	19,439	39,056	39,181

Net Loss before taxes	(19,498)	(19,439)	(39,056)	(39,181)

Net Income (Tax) Benefit	-	-	-	-

Net Loss	(19,498)	(19,439)	(39,056)	(39,181)

Weighted average number of shares outstanding
basic and diluted	3,139,747	3,139,747	3,139,747	3,139,747

Net loss per share - basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

Kyto Biopharma, Inc.
Condensed Statement of Stockholder's Deficit
For the Six Months Ended September 30, 2016
Unaudited

	Preferred Stock		Common Stock		Additional
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2016	-	$-	3,139,747	$314	$32,063,476	$(32,195,990)	$(132,200)
Net Loss	-	-	-	-	-	(39,056)	(39,056)
Balance, September 30, 2016	-	$-	3,139,747	$314	$32,063,476	$(32,235,046)	$(171,256)

The accompanying notes are an integral part of these unaudited condensed financial statements

Kyto Biopharma, Inc.
Condensed Statements of Cash Flows
Unaudited

	For the Six Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(39,056)	$(39,181)
Adjustment to reconcile net loss to net cash used in
Operating activities:
Changes in operating liabilities:
Accrued liability related party	20,000	20,000
Accrued liabilities	4,500	4,500
Accounts payable and accrued expenses	341	(281)
Net Cash Used in Operating Activities	(14,215)	(14,962)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	14,214	14,975

Net Cash Provided by Financing Activities	14,214	14,975

Net (decrease) or increase in Cash and Cash Equivalents	(1)	13

Cash and Cash Equivalents at Beginning of Period	32	2

Cash and Cash Equivalents at End of Period	$31	$15

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest Interest	$-	$-
Taxes Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2016

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

 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at September 30, 2016 and March 31, 2016, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of September 30, 2016, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2016 and March 31, 2016, respectively.

The Company has obtained and continues to obtain a large amount of its funding from loans and equity funding from a principal stockholder related to a director of the Company.

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2016 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended September 30, 2016, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2016

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $171,256, a deficit accumulated of $32,235,046, and a stockholders' deficit of $171,256 as of September 30, 2016. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 –RELATED PARTY TRANSACTIONS

(A)
– Loan Payable- Related Party
During the quarter ended September 30, 2016, the company received a net loan from a related party in the amount of $14,214. At September 30, 2016 and March 31, 2016 the Company owed $49,946 and $35,732 respectively to related parties of the Company. The loans are non-interest bearing, unsecured and due on demand. The loans are included in loans payable, related party on the accompanying balance sheet.
(B)
– Accrued liabilities -Related Party

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense for the six months ended September 30, 2016 and 2015, was $20,000, and $20.000, respectively and is included in general and administrative expense in the accompanying statements of operations. As of September 30, 2016 and March 31, 2016, the remaining balance in the accrued liabilities-related party account for the above services was $80,000 and $60,000, respectively.

NOTE 6– EQUITY

(A)
– Convertible Preferred Stock.

On May 24 2007, the Company entered into an agreement with Comindus Finance Corp. a related party, to issue up to 500,000 convertible preferred shares at $1.00 per share. This agreement is on an installment basis. During the year ended March 31, 2008 the Company issued 473,624 shares of convertible preferred stock to Comindus Finance Corp. for a total of $473,624 to satisfy the related party loan payable. Convertible preferred stock may be converted into common shares at the rate of $0.45 per common share. Convertible preferred stock bears dividend at a rate of five percent per annum. Preferred convertible stock has the same voting rights as common stock. On September 12, 2014, the convertible stocks were converted to common stock at a price of $0.05 per share. As of September 30, 2016 and March 31, 2016, there are no preferred shares of the Company issued and outstanding.

(B)
– COMMON STOCK

As of September 30, 2016 and March 31, 2016, 3,139,747 shares of the Company’s common stock were issued and outstanding.

NOTE 7- SUBSEQUENT EVENT
Management evaluated all activities of the Company through the issuance date of the Company's interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the interim unaudited condensed consolidated financial statements.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2016

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

Results of Operations

 For the three months ended September 30, 2016 the Company’s net loss attributable to common shareholders increase by $59 to $19,498 compared to a net loss of $19,439 for the three months ended September 30, 2015.

For the six months ended September 30, 2016 the Company’s net loss attributable to common shareholders decreased by $125 to $39,056 compared to a net loss of $39,181 for the six months ended September 30, 2015.

Liquidity and Capital Resources

The Company had working capital deficits of $171,256 as of September 30, 2016 and $132,200 as of March 31, 2016. Cash was $31 as of September 30, 2016 and $32 as of March 31, 2016.

Cash from operating activities

The Company’s net cash used in operations decreased by $747 to $14,215 for the six months ended September 30, 2016 compared to net cash used in operations of $14,962 for the six months ended September 30, 2015.
Cash from financing activities

The Company’s net cash flows from financing activities decreased by $761 to $14,214 for the six months ended September 30, 2016 compared to cash flows from financing activities of $14,975 for the six months ended September 30, 2015.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2016.
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
Internal Controls over Financial Reporting
During the quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date:  November 14, 2016