Form 10-K
period 2017-03-31
KYTO BIOPHARMA INC
filed 2017-06-29
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑·  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2017
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 30, 2016, was approximately $13,327,942.

The Registrant had 3,139,747 shares of common stock, $0.0001 par value per share, outstanding on June 29, 2017

TABLE OF CONTENTS
FORM 10-K
FOR FISCAL YEAR ENDED MARCH 31, 2017

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ending March 31, 2017. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products. For further information regarding our business, competition and risk factors, refer to this Company's Form 10-K filed with the U.S. Securities Exchange Commission.

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

Our common stock had traded on the OTC Bulletin Board(R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2017 and 2016. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	Common Stock
	High	Low
Fiscal Year Ended March 31, 2017
First quarter	$5.00	$3.00
Second quarter	3.00	3.00
Third quarter	3.00	2.48
Fourth quarter	2.48	2.40

Fiscal Year Ended March 31, 2016
First quarter	$11.00	$10.00
Second quarter	10.00	9.50
Third quarter	9.50	5.00
Fourth quarter	5.00	5.00

There were 3,139,747 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2017.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2017, there were 17 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are more than 150 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6.  SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	March 31, 2017	March 31, 2016
Net Loss	$(93,929)	$(90,378)

Loss Per Share	$(0.03)	$(0.03)

Total assets	$-	$32

Total liabilities	$226,129	$132,232

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION

The Company had not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited financial statements, in 2017 the company had, a net loss of $93,929 a working capital deficiency of $226,129, a stockholders' deficiency of $226,129, and accumulated deficit of $32,289,919 at March 31, 2017. These factors raise substantial doubt about its ability to continue as a going concern.
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

  (B) LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital deficit of $226,129 and $132,000 as of March 31, 2017 and 2016 respectively. Cash were $0 and $32 as of March 31, 2017 and 2016 respectively.

Cash from operating activities:
The Company’s cash outflow from operations of $32,407 for the year ended March 31, 2017 was $5,597 above cash outflow from operating activities as of March 31, 2016 which was $26,810.

Cash from financing activities:
The Company’s net cash flow from financing activities of $32,375 for the year ended March 31, 2017 was $5,536 above the cash flow from financing activities for the year ended March 31, 2016, which was $26,839.

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

(C) OFF-BALANCE SHEET ARRANGEMENT

None.

● THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, CASH USED IN OPERATIONS, STOCKHOLDERS' DEFICIT, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. The report of our Independent Registered Public Accounting Firm on our March 31, 2017 and 2016 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached audited financial statements for KYTO BIOPHARMA, INC. for the fiscal years ended March 31, 2017 and 2016 can be found beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountant during the year and to the date of these financial statements and there are no disagreements with the findings of said accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended March 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2017.

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2017 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2017 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended March 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2017 that was not reported.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Georges Benarroch	70	President & Chief Executive Officer, Director

Peter Prendergast	60	Director

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

ITEM 11.  EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE

The following table sets forth all annual and long term compensation for services in all capacities rendered to Kyto by its executive officers and directors for each of the last two most recently completed fiscal years ended

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
All Other Name and Payouts Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP ($)

Georges Benarroch, Director	2017	None				None
	2016	None				None

Peter Predergast, Director	2017	None				None
	2016	None				None

 (B) OPTION/SAR GRANTS TABLE

 There were no options granted to employees and no grants to key employees in fiscal years ended March 31, 2017 and 2016

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

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2017 of Kyto other than for routine indebtedness.

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

At March 31, 2017 and 2016, the Company owed $68,107 and $35,732 to Comindus Finance Corp. Georges Benarroch is the President and Chief Executive Officer of Comindus Finance Corp. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance.

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2017 and, 2016, was $40,000 and $40,000, respectively and is included in general and administrative expense in the accompanying statements of operations. The Company allocates 50% of these amounts to rent expense. As of March 31, 2017, and 2016, the remaining balance in the accrued liabilities-related party account for the above services was $100,000 and $60,000, respectively.

Directors fees are also included in Accrued liabilities – related parties. Directors fees for the years ended March 31, 2017 and 2016 was $24,000 and $24,000, and is included in general and administrative expense in the accompanying statements of operations. As of, March 31, 2017 and 2016, the remaining balance in the accrued liabilities-related party account for the above services was $48,000 and $24,000, respectively.

During the year ended March 31, 2001, the Company entered into an agreement with Medarex Inc. (‘the vendor’), who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 10,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at March 31, 2014). Interest is accrued and payable quarterly. At March 31, 2017 and 2016, accrued interest totaled $0 and $0, respectively. Comindus Finance Corp, assumed the promissory note during the year ended March 31, 2015.

(B) TRANSACTIONS WITH PROMOTORS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch is holding 959,252 shares of the Company common stock represented by 30.5% of total issued and outstanding shares.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $15,000 and $15,000 for audit of our annual financial statements for the fiscal years ended March 31, 2017 and 2016.

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP for audit related services rendered during the fiscal years ended March 31, 2017 and 2016.

(3) Tax Fees

No professional services were rendered by RBSM LLP for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2017 and 2016.

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

KYTO BIOPHARMA, INC.

DATE: June 29, 2017	By:	/ s/ Georges Benarroch
Name: Georges Benarroch
President, Chief Executive Officer, principal executive officer and principal financial and accounting officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Georges Benarroch	President, Chief Executive Officer, principal executive officer	June 29, 2017
Georges Benarroch	and principal financial and accounting officer

/s/ Peter Prendergast	Director	June 29, 2017
Peter Prendergast

Kyto Biopharma, Inc.
   Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Kyto Biopharma, Inc.

We have audited the accompanying balance sheets of Kyto Biopharma, Inc. (the “Company”), as of March 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kyto Biopharma, Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
Henderson Nevada
June 29, 2017

Kyto Biopharma, Inc.
Balance Sheets

	March 31,	March 31,
	2017	2016
ASSETS
Current Assets
Cash	$-	$32

Total Current Assets	-	32

Total Assets	$-	$32

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$22	$-
Accrued liabilities	10,000	12,500
Accrued liabilities - related party	148,000	84,000
Loan payable-related party	68,107	35,732
Total Current Liabilities	226,129	132,232

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, none issued and outstanding as of
March 31, 2017 and 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 3,139,747 issued and outstanding as of
March 31, 2017 and 2016,	314	314
Additional paid-in capital	32,063,476	32,063,476
Accumulated deficit	(32,289,919)	(32,195,990)

Total Stockholders' Deficit	(226,129)	(132,200)

Total Liabilities and Stockholders' Deficit	$-	$32

Kyto Biopharma, Inc.
 Statements of Operations

	For the Years Ended
	March 31
	2017	2016
Operating Expenses
General and administrative	$93,929	$90,378

Total Operating Expenses	93,929	90,378

Loss from Operations	93,929	90,378

Net Loss before taxes	(93,929)	(90,378)

Net Income (Tax) Benefit	-	-

Net Loss	$(93,929)	$(90,378)

Weighted average number of shares outstanding
basic and diluted	3,139,747	3,139,747

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Kyto Biopharma, Inc.
 Statement of Stockholder's Deficit
For the Years Ended March 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2015	-	$-	3,139,747	$314	$32,063,476	$(32,105,612)	$(41,822)
Net Loss	-	-	-	-	-	(90,378)	(90,378)
Balance, March 31, 2016	-	$-	3,139,747	$314	$32,063,476	$(32,195,990)	$(132,200)
Net Loss	-	-	-	-	-	(93,929)	(93,929)
Balance, March 31, 2017	-	$-	3,139,747	$314	$32,063,476	$(32,289,919)	$(226,129)

Kyto Biopharma, Inc.
Statements of Cash Flows

	Fo the Years Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(93,929)	$(90,378)
Adjustment to reconcile net loss to net cash used in
operating activities:

Changes in operating liabilities:
Accrued liabilities related party	64,000	24,000
Accrued liabilities	(2,500)	40,000
Accounts payable and accrued expenses	22	(432)
Net Cash Used in Operating Activities	(32,407)	(26,810)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	32,375	26,839

Net Cash Provided by Financing Activities	32,375	26,839

Net decrease in Cash and Cash Equivalents	(32)	29

Cash and Cash Equivalents at Beginning of Period	32	3

Cash and Cash Equivalents at End of Period	$-	$32

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

KYTO BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NATURE OF BUSINESS

Kyto Biopharma, Inc. was formed as a Florida corporation on March 5, 1999. On August 14, 2002, the Company changed its name from B Twelve, Inc. to Kyto Biopharma, Inc

The Company is a biopharmaceutical company, originally formed to acquire and develop innovative minimally toxic and nonimmunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other proliferate and autoimmune diseases. The Company is currently in the development stage and has disposed of its Research and Development in 2012 and is now in the process of looking at a number of strategies for an acquisition and merger to become active. Once it has settled on the strategy, the Company will develop a plan for an acquisition and the means to achieve its goal.

(B) RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or previously reported cash flows.

During the year ended March 31, 2016, Directors fees were reclassified from accrued liabilities to accrued liabilities related party.

(C) GOING CONCERN

As reflected in the accompanying financial statements, the Company has no revenues, a net loss of $93,929, a working capital deficiency of $226,219, a stockholders' deficiency of $226,219, and an accumulated deficit of $32,289,919 at March 31, 2017. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2017, the Company received $32,375 in related party debt financing.

The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon debt and equity funding. The Company must successfully complete its research and development resulting in a saleable product. However, there is no assurance that once the development of the product is completed and finally gains Food and Drug Administration clearance, the Company will achieve a profitable level of operations.

KYTO BIOPHARMA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

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

Significant estimates during the fiscal year ended March 31, 2017 and 2016 include the valuation allowance of deferred tax assets.

 (E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2017 and 2016, respectively.

(F) CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2017 and 2016, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2017 and 2016, respectively.

The Company has obtained and continues to obtain a large amount of its funding from loans and equity funding from a principal stockholder related to a director of the Company.

(G) STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation requires generally that all equity awards granted to employees be accounted for at “fair value.” This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards.

Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model.

 (H) INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards  Accounting Standard Codification Topic 740 "Accounting for Income Taxes" ("Topic 740"). Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

KYTO BIOPHARMA, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

 (I) NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards Accounting Standard Codification Topic 260, "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is anti-dilutive for the periods presented.

(J) SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 COMMITMENTS AND CONTINGENCIES

(A) LEASES

The Company leases office space on a month-to-month basis. The premises is leased from a principal stockholder. Rent expense in 2017 and 2016 was $20,000 and $20,000, respectively and is included in general and administrative expense in the accompanying statements of operations.

(B) REGULATION

The business of the Company is subject to various governmental regulations in the United States of America, Canada, and other countries, which must approve any Company products before commencement of commercial sales and which regulate the manufacturing of pharmaceuticals.

NOTE 3 RELATED PARTY TRANSACTIONS

(A) LOAN PAYABLE, RELATED PARTY

At March 31, 2017 and 2016, the Company owed $68,107 and $35,732, respectively, to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance.

 (B) ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2017 and, 2016, was $40,000 and $40,000, respectively and is included in general and administrative expense in the accompanying statements of operations. The Company allocates 50% of these amounts to rent expense. As of March 31, 2017, and 2016, the remaining balance in the accrued liabilities-related party account for the above services was $100,000 and $60,000, respectively.

Directors fees are also included in Accrued liabilities – related parties. Directors fees for the years ended March 31, 2017 and 2016 was $24,000 and $24,000 and is included in general and administrative expense in the accompanying statements of operations. As of, March 31, 2017 and 2016, the remaining balance in the accrued liabilities-related party account for the above services was $48,000 and $24,000, respectively.

KYTO BIOPHARMA, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

NOTE 4 STOCKHOLDERS' DEFICIENCY

(A) COMMON STOCK AND OPTIONS

Effective October 15, 2015, Kyto BioPharma Inc. completed a reverse stock split in the amount of a one (1) for ten (10) issued and outstanding shares of common stock.

Reference to common stock shares and per share amounts have been retroactively restated to give effect of the reverse stock split of one for ten shares.

On August 11, 2014, the number of authorized common stock increased to 100,000,000 from 25,000,000 having a par value of $0.0001, amounting in the aggregate to Ten Thousand Dollars ($10,000)

On August 11, 2014, the number of authorized non-voting preferred stock increased to 2,000,000 from 1,000,000 having a par value of $1.00, amounting in the aggregate to Two Million Dollars ($2,000,000)

As of March 31,2017 and 2016 there are 3,139,747 shares of the Company common stock as issued and outstanding.

(B) STOCK OPTIONS AND WARRANTS

As of March 31, 2017, no stock options and warrants were issued and outstanding.

(C) PAR VALUE

In August 2001, the par value of common stock was changed to $0.0001 from $1.00. The change is reflected retroactively for all periods presented in the accompanying financial statements.

(D) EARNINGS PER SHARE

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

	2017	2016
Net loss available to common stockholders.	$(93,929)	$(90,378)
Weighted average common shares outstanding	3,139,747	3,139,747
Basic and diluted net loss per share	$(0.03)	$(0.03)

KYTO BIOPHARMA, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

NOTE 5 INCOME TAXES

The Company files separate tax returns for the parent and its Canadian subsidiary. There was no income tax expense or utilization of net operating loss carry forwards for the years ended March 31, 2017 and 2016, due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2017 and 2016 (computed by applying the United States Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2017	2016

Computed "expected" tax benefit	$(31,935)	$(30,728)
Change in deferred tax asset valuation allowance	31,935	30,728
	$-	$-
The above benefit was calculated using a combined federal and state tax estimated rate as noted below
Statutory federal income tax rate	34.00%	34.00%
State income taxes	1%	1%
Foreign income tax rate difference	(1)%	(1)%
Valuation allowance	(34.00)%	(34.00%
Effective tax rate	(0.0)%	(0.0)%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2017 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$9,323,620
Canadian net operating loss carryforward	-
Total gross deferred tax assets	9,323,620
Less valuation allowance	(9,323,620)
Net deferred tax assets	$-

The net change in valuation allowance during the year ended March 31, 2017 was an increase of approximately $31,935. The Company's has a net operating loss carry forward of approximately $27,422,414 available to offset net income through 2033.

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