Form 10-Q
period 2017-06-30
KYTO BIOPHARMA INC
filed 2017-08-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

3,139,747 Common Shares - $0.0001 Par Value - as of August 14, 2017

KYTO BIOPHARMA, INC.
For the quarterly period ended June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kyto Biopharma, Inc.
Condensed Balance Sheets

	June 30,	March 31,
	2017	2017
	(Unaudited)

ASSETS
Current Assets
Cash	$45	$-

Total Current Assets	45	-

Total Assets	$45	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$-	$22
Accrued liabilities	5,000	10,000
Accrued liabilities - related party	164,000	148,000
Loans payable - related party	76,121	68,107
Total Current Liabilities	245,121	226,129

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, none issued and outstanding as of June 30, 2017 and March 31 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,139,747 issued and outstanding as of June 30, 2017 and March 31 2017, respectively	314	314
Additional paid-in capital	32,063,476	32,063,476
Accumulated deficit	(32,308,866)	(32,289,919)

Total Stockholders' Deficit	(245,076)	(226,129)

Total Liabilities and Stockholders' Deficit	$45	$-

Kyto Biopharma, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	June 30
	2017	2016

Operating Expenses
General and administrative	$18,947	$19,558

Total Operating Expenses	18,947	19,558

Loss from Operations	18,947	19,558

Net Loss before taxes	(18,947)	(19,558)

Net Income (Tax) Benefit	-	-

Net Loss	$(18,947)	$(19,558)

Weighted average number of shares outstanding
basic and diluted	3,139,747	3,139,747

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Kyto Biopharma, Inc.
Condensed Statement of Stockholder's Deficit
For the Three Months Ended June 30, 2017
(Unaudited)

	Preferred Stock		Common Stock		Additional
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2017	-	$-	3,139,747	$314	$32,063,476	$(32,289,919)	$(226,129)
Net Loss	-	-	-	-	-	(18,947)	(18,947)
Balance, June 30, 2017	-	$-	3,139,747	$314	$32,063,476	$(32,308,866)	$(245,076)

Kyto Biopharma, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Fo the Three Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(18,947)	$(19,558)
Adjustment to reconcile net loss to net cash used in
operating activities:

Changes in operating liabilities:
Accrued liabilities - related party	16,000	10,000
Accrued liabilities	(5,000)	(1,500)
Accounts payable and accrued expenses	(22)	524
Net Cash Used in Operating Activities	(7,969)	(10,534)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	8,014	10,505

Net Cash Provided by Financing Activities	8,014	10,505

Net increase (decrease) in Cash and Cash Equivalents	45	(29)

Cash and Cash Equivalents at Beginning of Period	-	32

Cash and Cash Equivalents at End of Period	$45	$3

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2017

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Kyto Biopharma, Inc. was formed as a Florida corporation on March 5, 1999. On August 14, 2002, the Company changed its name from B Twelve, Inc. to Kyto Biopharma, Inc.

The Company is a biopharmaceutical company, formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other proliferate and autoimmune diseases. The Company is currently in the development stage as it is in the process of looking at a number of strategies to become active. Once it has settled on the strategy, the Company will develop a plan for an acquisition and the means to achieve its goal.

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

Significant estimates during 2017 include, the valuation allowance of deferred tax assets.

 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at June 30, 2017 and March 31, 2017, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of June 30, 2017, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2017 and March 31, 2017, respectively.

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

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2017

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2017 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended June 30, 2017, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $245,076, a deficit accumulated of $32,308,866, and a stockholders' deficit of $245,076 as of June 30, 2017. The ability of the Company to continue as a going concern is dependent on the Company's ability to devise a strategy and produces a business plan. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 –RELATED PARTY TRANSACTIONS

(A)
– Loans Payable- Related Party
During the three months ended June 30, 2017, the Company received a net loan from a related party in the amount of $8,014. At June 30, 2017 and March 31, 2017, the Company owed $76,121 and $68,107, respectively to a related party of the Company. The loans are non-interest bearing, unsecured and due on demand. The loans are included in loans payable, related party on the accompanying balance sheet.

(B)
– Accrued liabilities -Related Party

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense for the three months ended June 30, 2017 and 2016 was $10,000 and $10,000, respectively and is included in general and administrative expense in the accompanying statements of operations.

Directors fees are also included in Accrued liabilities – related parties. Directors fees for the three months ended June 30, 2017 and 2016 was $6,000 and $6,000, respectively and is included in general and administrative expense in the accompanying statements of operations. As of June 30, 2017 and March 31, 2017, the remaining balance in the accrued liabilities-related party account for the above services was $164,000 and $148,000, respectively.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2017

NOTE 6– EQUITY

(A)
–PREFERRED STOCK

As of June 30, 2017 and March 31, 2017, there are 2,000,000 shares authorized and no preferred shares of the Company issued and outstanding.

(B)
– COMMON STOCK

As of June 30, 2017 and March 31, 2017, 3,139,747 shares of the Company’s common stock were issued and outstanding.

NOTE 7– SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company's interim unaudited condensed financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the interim unaudited condensed financial statements.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2017

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

The report of our Independent Registered Public Accounting firm dated June 29, 2017 on our March 31, 2017 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders’ deficit, significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional financing and maintain operations. Currently we do not have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. The Company operates in a rapidly changing environment that involves a number of factors, some of which are beyond management’s control, such as financial market trends and investors’ appetite for new financings. It should be emphasized that, should the Company not be successful in completing its own financing (either by debt or by the issuance of securities from treasury), the Company may be unable to continue to operate as a going concern.

Results of Operations

For the three months ended June 30, 2017 the Company’s net loss attributable to common shareholders decreased by $611 to $18,947 compared to a net loss of $19,558 for the three months ended June 30, 2016.

Liquidity and Capital Resources

The Company had working capital deficits of $245,076 as of June 30, 2017, and $226,129 as of March 31, 2017. Cash was $45 as of June 30, 2016, and Nil as of March 31, 2017.

Cash from operating activities

The Company’s net cash used in operations decreased by $2,565 to $7,969 for the three months ended June 30, 2017 compared to net cash used in operations of $10,534 for the three months ended June 30, 2016.

Cash from financing activities

The Company’s net cash flows from financing activities decreased by $2,491 to $8,014 for the three months ended June 30, 2017 compared to cash flows from financing activities of $10,505 for the three months ended June 30, 2016.

The Company’s plan of operations for the next twelve months is to continue to focus its efforts on finding new sources of capital and on R&D activities related to the development and application of its antibody technologies. As of the date of filing of this Form 10-Q with the U.S. Securities and Exchange Commission, the Company did receive a commitment of one of its stockholders to continue to provide operating loan funds to the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2017.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Kyto Biopharma, Inc.

Date: August 14, 2017	By:	/s/ Georges Benarroch
Georges Benarroch
Chief Executive Officer, principal executive officer, principal financial and accounting officer