Form 10-Q
period 2017-09-30
KYTO BIOPHARMA INC
filed 2017-11-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐   Yes    ☑   No

  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,139,747 Common Shares - $0.0001 Par Value - as of November 10, 2017

KYTO BIOPHARMA, INC.
For the quarterly period ended September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kyto Biopharma, Inc.
 Condensed Balance Sheets

	September 30,
	2017	March 31,
	(Unaudited)	2017

ASSETS
Current Assets
Cash	$39	$-

Total Current Assets	39	-

Total Assets	$39	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,331	$22
Accrued liabilities	5,000	10,000
Accrued liabilities - related party	180,000	148,000
Loans payable - related party	79,567	68,107
Total Current Liabilities	265,898	226,129

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, none issued and outstanding as of
September 30, 2017 and March 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 3,139,747 issued and outstanding as of
September 30, 2017 and March 31, 2017, respectively	314	314
Additional paid-in capital	32,063,476	32,063,476
Accumulated deficit	(32,329,649)	(32,289,919)

Total Stockholders' Deficit	(265,859)	(226,129)

Total Liabilities and Stockholders' Deficit	$39	$-

 The accompanying notes are an integral part of these unaudited condensed financial statements

Kyto Biopharma, Inc.
Condensed Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	September 30		September 30
	2017	2016	2017	2016

Operating Expenses
General and administrative	$20,783	$19,498	$39,730	$39,056

Total Operating Expenses	20,783	19,498	39,730	39,056

Loss from Operations	20,783	19,498	39,730	39,056

Net Loss before taxes	(20,783)	(19,498)	(39,730)	(39,056)

Net Income (Tax) Benefit	-	-	-	-

Net Loss	(20,783)	(19,498)	(39,730)	(39,056)

Weighted average number of shares outstanding
basic and diluted	3,139,747	3,139,747	3,139,747	3,139,747

Net loss per share - basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

Kyto Biopharma, Inc.
Condensed Statement of Stockholder's Deficit
For the Six Months Ended September 30, 2017
(Unaudited)

	Preferred Stock		Common Stock		Additional
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2017	-	$-	3,139,747	$314	$32,063,476	$(32,289,919)	$(226,129)
Net Loss	-	-	-	-	-	(39,730)	(39,730)
Balance, September 30, 2017	-	$-	3,139,747	$314	$32,063,476	$(32,329,649)	$(265,859)

  The accompanying notes are an integral part of these unaudited condensed financial statements

Kyto Biopharma, Inc.
Condensed Statements of Cash Flows
(Unaudited)

		For the Six Months Ended September 30,
		2017	2016
Cash Flows from Operating Activities:
Net loss		$(39,730)	$(39,056)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in operating liabilities:
Accrued liabilities - related party		32,000	20,000
Accrued liabilities		(5,000)	4,500
Accounts payable and accrued expenses		1,309	341
Net Cash Used in Operating Activities		(11,421)	(14,215)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities		-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net		11,460	14,214
Net Cash Provided by Financing Activities		11,460	14,214

Net increase (decrease) in Cash and Cash Equivalents		39	(1)

Cash and Cash Equivalents at Beginning of Period		-	32

Cash and Cash Equivalents at End of Period		$39	$31

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	Interest	$-	$-
Taxes	Income taxes	$-	$-

     The accompanying notes are an integral part of these unaudited condensed financial statements

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2017

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

 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at September 30, 2017 and March 31, 2017, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of September 30, 2017, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2017 and March 31, 2017, respectively.

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

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2017

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2017 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended September 30, 2017, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $265,859, an accumulated deficit of $32,329,649, and a stockholders' deficit of $265,859 as of September 30, 2017. The ability of the Company to continue as a going concern is dependent on the Company's ability to devise a strategy and produce a business plan. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 –RELATED PARTY TRANSACTIONS

(A)
– Loans Payable- Related Party
During the six months ended September 30, 2017, the Company received a net loan from a related party in the amount of $11,460. At September 30, 2017 and March 31, 2017, the Company owed $79,567 and $68,107, respectively to a related party of the Company. The loans are non-interest bearing, unsecured and due on demand. The loans are included in loans payable, related party on the accompanying balance sheet.

(B)
– Accrued liabilities -Related Party

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense for the six months ended September 30, 2017 and 2016 was $20,000 and $20,000, respectively and is included in general and administrative expense in the accompanying statements of operations.

Directors’ fees are also included in Accrued liabilities – related parties. Directors’ fees for the six months ended September 30, 2017 and 2016 were $12,000 and $12,000, respectively and is included in general and administrative expense in the accompanying statements of operations. As of September 30, 2017 and March 31, 2017, the remaining balance in the accrued liabilities-related party account for the above services was $180,000 and $148,000, respectively.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2017

NOTE 6– EQUITY

(A)
–PREFERRED STOCK

As of September 30, 2017 and March 31, 2017, there are 2,000,000 shares authorized and no preferred shares of the Company issued and outstanding.

(B)
– COMMON STOCK

As of September 30, 2017 and March 31, 2017, 3,139,747 shares of the Company’s common stock were issued and outstanding.

NOTE 7 SUBSEQUENT EVENTS

On November 6, 2017 the Company announced that it is offering up to 2 million of its Common Shares to Accredited Investors as a non-brokered Private Placement (''Private Placement'') to be completed on or before December 20, 2017.

Upon completion of the Minimum Offering of the Private Placement, KBPH will file an S-8 Registration Statement with the SEC to offer to the new elected President & CEO, an option to purchase 2,697,085 Common Shares of KBPH. Debt owed to principal shareholder will be converted to 322,026 common shares. Upon completion of the Maximum Offering of the Private Placement and after issuance of Common Shares under the S-8 Registration Statement Kyto BioPharma will have 8,158,858 common shares issued and outstanding.

In conjunction with the closing of the Private Placement, KBPH will change its name to Kyto Technology and Life Science, Inc. The symbol, KBPH, will be changed to a symbol as agreed to by OTCQB.

In conjunction with the closing of the Private Placement, there will be a change to the Officers and Directors of KPBH. The officers and directors of KBPH at closing of the Private Placement will be as follows:

Name	Position(s)
Paul Russo	President & Chief Executive Officer, Director
Georges Benarroch	Corporate Secretary & Treasurer, Director, Chairman

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

Results of Operations

For the three months ended September 30, 2017 the Company’s net loss attributable to common shareholders increased by $1,285 to $20,783 compared to a net loss of $19,498 for the three months ended September 30, 2016.

For the six months ended September 30, 2017 the Company’s net loss attributable to common shareholders increased by $674 to $39,730 compared to a net loss of $39,056 for the six months ended September 30, 2016.

Liquidity and Capital Resources

The Company had working capital deficits of $265,859 as of September 30, 2017 and $226,129 as of March 31, 2017. Cash was $39 as of September 30, 2017, and Nil as of March 31, 2017.

Cash from operating activities

The Company’s net cash used in operations decreased by $2,794 to $11,421 for the six months ended September 30, 2017 compared to net cash used in operations of $14,215 for the six months ended September 30, 2016.

Cash from financing activities

The Company’s net cash flows from financing activities decreased by $2,754 to $11,460 for the six months ended September 30, 2017 compared to cash flows from financing activities of $14,214 for the six months ended September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2017.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

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

Date: November 14, 2017