Form 10-Q
period 2017-12-31
KYTO BIOPHARMA INC
filed 2018-02-14
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KYTO BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	000-50390	65-1086538
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

134 Duke Drive, Lake Worth FL 33460
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

3,139,747 Common Shares - $0.0001 Par Value - as of February 12, 2018

KYTO BIOPHARMA, INC.
For the quarterly period ended December 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kyto Biopharma, Inc.
Condensed Balance Sheets

	December 31,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$76	$-
Total Current Assets	76	-
Total Assets	$76	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$-	$22
Accrued liabilities	5,000	10,000
Accrued liabilities - related party	196,000	148,000
Loans payable - related party	89,067	68,107
Total Current Liabilities	290,067	226,129

Commitments and Contingencies

Stockholders' Deficit
Preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, none issued and outstanding as of
December 31, 2017 and March 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 3,139,747 issued and outstanding as of
December 31, 2017 and March 31, 2017, respectively	314	314
Additional paid-in capital	32,063,476	32,063,476
Accumulated deficit	(32,353,781)	(32,289,919)
Total Stockholders' Deficit	(289,991)	(226,129)
Total Liabilities and Stockholders' Deficit	$76	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Dember 31, 2017		December 31
	2017	2016	2017	2016
Operating Expenses
General and administrative	$24,133	$31,079	$63,862	$70,135
Total Operating Expenses	24,133	31,079	63,862	70,135

Loss from Operations	24,133	31,079	63,862	70,135

Net Loss before taxes	(24,133)	(31,079)	(63,862)	(70,135)
Net Income (Tax) Benefit	-	-	-	-
Net Loss	$(24,133)	$(31,079)	$(63,862)	$(70,135)
Weighted average number of shares outstanding
basic and diluted	3,139,747	3,139,747	3,139,747	3,139,747

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

  The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statement of Stockholder's Deficit
For the Nine Months Ended December 31, 2017
(Unaudited)

	Preferred Stock		Common Stock		Additional
	$1.00 par value		$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2017	-	$-	3,139,747	$314	$32,063,476	$(32,289,919)	$(226,129)
Net Loss	-	-	-	-	-	(63,862)	(63,862)
Balance, December 31, 2017	-	$-	3,139,747	$314	$32,063,476	$(32,353,781)	$(289,991)

  The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Biopharma, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(63,862)	$(70,135)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in operating liabilities:
Accrued liabilities - related party	48,000	48,000
Accrued liabilities	(5,000)	(7,500)
Accounts payable and accrued expenses	(22)	326
Net Cash Used in Operating Activities	(20,884)	(29,309)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	20,960	29,286
Net Cash Provided by Financing Activities	20,960	29,286

Net increase (decrease) in Cash and Cash Equivalents	76	(23)

Cash and Cash Equivalents at Beginning of Period	-	32

Cash and Cash Equivalents at End of Period	$76	$9

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2017

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

 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2017 and March 31, 2017, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of December 31, 2017, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2017 and March 31, 2017, respectively.

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

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2017

NOTE 2 – INTERIM REVIEW REPORTING

The accompanying unaudited condensed financial statements of Kyto Biopharma, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2017 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended December 31, 2017, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has a working capital deficiency of $289,991, an accumulated deficit of $32,353,781, and a stockholders' deficit of $289,991 as of December 31, 2017. The ability of the Company to continue as a going concern is dependent on the Company's ability to devise a strategy and produce a business plan. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

(A)
– Loans Payable- Related Party

During the nine months ended December 31, 2017, the Company received a net loan from a related party in the amount of $20,960. At December 31, 2017 and March 31, 2017, the Company owed $89,067 and $68,107, respectively to a related party of the Company. The loans are non-interest bearing, unsecured and due on demand. The loans are included in loans payable, related party on the accompanying balance sheet.

(B)
– Accrued liabilities -Related Party

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense for the nine months ended December 31, 2017 and 2016 was $30,000 and $30,000, respectively and is included in general and administrative expense in the accompanying statements of operations.

Directors’ fees are also included in Accrued liabilities – related parties. Directors’ fees for the nine months ended December 31, 2017 and 2016 were $18,000 and $18,000, respectively and is included in general and administrative expense in the accompanying statements of operations. As of December 31, 2017 and March 31, 2017, the remaining balance in the accrued liabilities-related party account for the above services was $196,000 and $148,000, respectively.

KYTO BIOPHARMA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2017

NOTE 6 – EQUITY

(A)
–PREFERRED STOCK

As of December 31, 2017, and March 31, 2017, there are 2,000,000 shares authorized and no preferred shares of the Company issued and outstanding.

(B)
– COMMON STOCK

As of December 31, 2017, and March 31, 2017, 3,139,747 shares of the Company’s common stock were issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

None

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

On November 6, 2017 the Company announced that it is offering up to 2 million of its Common Shares to Accredited Investors as a non-brokered Private Placement (''Private Placement'') to be completed on or before December 20, 2017. The completion of private placement was extended to February 28, 2018 with new terms.

The Company is offering 1.5 million Units (“the Units), each Unit Consisting of 1 Preferred Shares exercisable into 1 Common Shares and 1 Warrant exercisable into 1 common Share at $1.50 per Share for a period of three years from issuance, for sale to Accredited Investors, as defined by the SEC, at a price of $1.00 per Unit.

Upon completion of the Minimum Offering of the Private Placement, KBPH will file an S-8 Registration Statement with the SEC to offer to the new elected President & CEO, an option to purchase 2,697,085 and new director 500,000 Common Shares of KBPH. Upon completion of the Maximum Offering of the Private Placement and after issuance of Common Shares under the S-8 Registration Statement Kyto BioPharma will have 9,936,832 common shares issued and outstanding.

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

In conjunction with the closing of the Private Placement, there will be a change to the Officers and Directors of KPBH. The officers and directors of KBPH at closing of the Private Placement will be as follows:

Name	Position(s)
Paul Russo	President & Chief Executive Officer, Director
Georges Benarroch	Corporate Secretary & Treasurer, Director, Chairman
Larry Krauss	Director

Results of Operations

For the three months ended December 31, 2017 the Company’s net loss attributable to common shareholders decreased by $6,946 to $24,133 compared to a net loss of $31,079 for the three months ended December 31, 2016.

For the nine months ended December 31, 2017 the Company’s net loss attributable to common shareholders decreased by $6,273 to $63,862 compared to a net loss of $70,135 for the nine months ended December 31, 2016.

Liquidity and Capital Resources

The Company had working capital deficits of $289,991 as of December 31, 2017 and $226,129 as of March 31, 2017. Cash was $76 as of December 31, 2017, and Nil as of March 31, 2017.

Cash from operating activities

The Company’s net cash used in operations decreased by $8,425 to $20,884 for the nine months ended December 31, 2017 compared to net cash used in operations of $29,309 for the nine months ended December 31, 2016.

Cash from financing activities

The Company’s net cash flows from financing activities decreased by $8,326 to $20,960 for the nine months ended December 31, 2017 compared to cash flows from financing activities of $29,286 for the nine months ended December 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the chief financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2017.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: February 14, 2018