Form 10-K
period 2018-03-31
KYTO BIOPHARMA INC
filed 2018-06-28
CIK 1164888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑·  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2018
OR

☐·  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	65-1086538
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

13050 La Paloma Rd, Los Altos Hills CA	94022
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 30, 2017, was approximately $1,040,256.

The Registrant had 3,139,747 shares of common stock, $0.0001 par value per share, outstanding on June 20, 2018

TABLE OF CONTENTS
FORM 10-K
FOR FISCAL YEAR ENDED MARCH 31, 2018

PART I

ITEM 1.  BUSINESS

(A) BUSINESS DEVELOPMENT

Kyto Technology and Life Science, Inc. was originally formed under the name of B. Twelve, Inc., a Florida corporation, filed with the Secretary of State of Florida on March 5, 1999.

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

On August 14, 2002, the Company filed an amendment to its Articles of Incorporation, changing the name to KYTO BIOPHARMA INC.

On April 26, 2018, the company filed an amendment to its Article of Incorporation, changing the name to KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

The total authorized capital stock of this Corporation shall consist of One Hundred Million (100,000,000) shares of voting Common Stock, having a par value of $0.0001 each, amounting in the aggregate to Ten Thousand Dollars ( $10,000.00), and Two Million (2,000,000) shares of Class A Preferred Stock, having a par value of $1.00 each, amounting in the aggregate to Two Million Dollars ($2,000,000) and One Million Five Hundred Thousand Class B Preferred Stock, having a par value of $0.80 each, amounting in the aggregate to One Million Two Hundred Thousand Dollars ($1,200,000). All stock when issued shall be fully paid for and shall be non-assessable.

The Company filed a Uniform Business Report (UBR) with the Secretary of State, State of Florida, for the year 2008 and paid all required fees. Its status is active.

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

(2) Employees

The Company has no employees, full-time or part-time. The President of Kyto Technology and Life Science, Inc. is acting as consultant to the Company and does not receive compensation.

B) REPORTS TO SECURITY HOLDERS

The Bylaws of Kyto Technology and Life Science, Inc. are silent regarding an annual report to shareholders. Kyto Technology and Life Science, Inc. is a reporting company and files reports with the U.S. Securities and Exchange Commission (SEC). The Company is required to file quarterly reports (Form 10-Q) and an annual report (Form 10-K) with the SEC. The annual report includes audited financial statements.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies office space on a month-to-month basis and therefore has no leasehold interest. The Company pays a fee to Comindus Finance Inc., a related party, at the rate of approximately $10,000 quarterly, which includes rent and certain administrative services, such as bookkeeping, copying and printing, courier services, and telephone.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and directors.

ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ending March 31, 2018. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to develop our products.

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

Our common stock had traded on the OTC Bulletin Board (R), or OTCBB, since August 04, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2018 and 2017. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

	Common Stock
	High	Low
Fiscal Year Ended March 31, 2018
First quarter	$2.40	$2.35
Second quarter	2.35	2.35
Third quarter	2.35	2.35
Fourth quarter	2.35	2.35

Fiscal Year Ended March 31, 2017
First quarter	$5.00	$3.00
Second quarter	3.00	3.00
Third quarter	3.00	2.48
Fourth quarter	2.48	2.40

There were 3,139,747 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2018.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2018, there were 17 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are approximately 100 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

The holders of Class A and B Preferred Stock shall be entitled to receive out of any funds of the Corporation at a time legally available for the declaration of dividends, dividends at a rate as shall be established within the sole discretion of the Board of Directors and under such terms and conditions as the Board shall prescribe, provided, however, that in the event dividends shall be declared, dividends on issued and outstanding Class A Preferred Stock shall be payable before any dividends shall be declared or paid upon or set apart for the Common Stock, all such dividends being non-cumulative in nature.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None

ITEM 6.  SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	March 31, 2018	March 31, 2017
Net Loss	$(90,827)	$(93,929)

Loss Per Share	$(0.03)	$(0.03)

Total assets	$7,504	$-

Total liabilities	$324,460	$226,129

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION

The Company has not been profitable and had no revenues from operations since its inception in March 1999. As reflected in the accompanying audited financial statements, in 2018 the company had, a net loss of $90,827 a working capital deficiency of $316,956, a stockholders' deficiency of $316,956, and an accumulated deficit of $32,380,746 at March 31, 2018. These factors raise substantial doubt about its ability to continue as a going concern.

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

(B) LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $316,956 and $226,129 as of March 31, 2018 and 2017 respectively. Cash was $4 and $0 as of March 31, 2018 and 2017, respectively.

Cash from operating activities:
The Company’s cash outflow from operations of $31,319 for the year ended March 31, 2018 was $1,088 below cash outflow from operating activities as of March 31, 2017 which was $32,407.

Cash from financing activities:
The Company’s net cash flow from financing activities of $31,323 for the year ended March 31, 2018 was $1,052 below the cash flow from financing activities for the year ended March 31, 2017, which was $32,375.

The Company has adopted a new business plan to assist early stage technology and life science companies by leveraging its network of experienced industry specialists to provide a combination of professional advisory services and investment, and thereby accelerate their development.

(C) OFF-BALANCE SHEET ARRANGEMENT

None.

● THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO SIGNIFICANT RECURRING LOSSES FROM OPERATIONS, CASH USED IN OPERATIONS, STOCKHOLDERS' DEFICIT, ACCUMULATED DEFICIT AND WORKING CAPITAL DEFICIT ALL OF WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING. The report of our Independent Registered Public Accounting Firm on our March 31, 2018 and 2017 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to substantial recurring losses from operations, cash used in operations, stockholders' deficit and significant accumulated deficit and working capital deficit. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and maintain successful operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached audited financial statements for KYTO TECHNOLOGY AND LIFE SCIENCE, INC. for the fiscal years ended March 31, 2018 and 2017 can be found beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants during the year and to the date of these financial statements and there are no disagreements with the findings of said accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended March 31, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2018.

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2018 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2018 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended March 31, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2018 that was not reported.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME	AGE	POSITION
Simon Westbrook	69	Chief Financial Officer
Paul Russo	75	Chief Executive Officer and Director
Georges Benarroch	71	Director
Peter Prendergast	61	Director

The business experience of the persons listed above during the past five years are as follows:

Mr. SIMON WESTBROOK, CHIEF FINANCIAL OFFICER

Effective March 15, 2018, Simon Westbrook was appointed the Company's Chief Financial Officer. In 2009, Mr. Westbrook founded Aargo Inc, a company specializing in financial consulting services to corporations in various tech-related industries. Prior to Aargo, Inc., Mr. Westbrook was CFO of Amber Networks, Inc., and the Chief Financial Officer of Sage, Inc. (NASDAQ: SAGI), a Silicon Valley company specializing in flat panel displays. Before joining Sage, Mr. Westbrook held a number of senior financial positions at Creative Technology (NASDAQ: CREAF), a leading PC multimedia company, and Atari Corp (AMEX: ATC), the video game and home computer company both in the USA and overseas. At various times, he has held positions as an advisory board member of the Silicon Valley Financial Executives Institute, and various technology start-up companies where he has assisted in strategic planning, fund raising and team development. Simon is a Chartered Accountant and holds a Masters in Economics from Trinity College, Cambridge University.

Dr. PAUL RUSSO, CHIEF EXECUTIVE OFFICER & DIRECTOR

Dr. Russo is the Founder & Chairman of GEO Semiconductor (www.geosemi.com) since 2014, after having served as Chairman & CEO from its founding in 2008 to 2014. Dr. Russo also serves as a Director of SnapDNA (www.snapdna.com), Teslonix (www.teslonix.com), WOO Sports (www.woosports.com) and several other technology ventures (Peekaboo, Dynamount, Illuminati, Thrive, Semplus, InBay and other technology start-ups). Dr. Russo is heavily involved with the Band of Angels and other similar organizations which review over 1,000 start-ups' business plans per year. He is also a Board Advisor to BWG,LLC. Dr. Russo has served as an outside director of ATI Technologies from 2001 through its acquisition by AMD in 2006.

Prior to founding GEO Semiconductor, Dr. Russo founded Silicon Optix in 2000, a privately held fabless semiconductor company, serving as its Chairman & CEO through 2008. Prior to Silicon Optix, Dr. Russo was the founder, Chairman and CEO of Genesis Microchip (acquired by ST Micro in 2007) following Genesis Microchip NASD IPO.

Prior to founding Genesis, he was General Manager of General Electric Microelectronics Center, Senior Manager of General Electric Industrial Electronics Group and Head, Microsystems Research at RCA's David Sarnoff Research Center. While at RCA, Dr. Russo worked on the world first CMOS microprocessor and pioneered the first use of microprocessors in global communications, programmable video games, TV manufacturing automation and automotive engine control.

Dr. Russo received his B.Eng. from McGill University (Canada) and his M.Sc. and Ph.D. in EECS from UC Berkeley. He holds eight U.S. patents, is a fellow of IEEE and has received numerous RCA and industry awards, including the IEEE Centennial Medal and the 2006 Tech Pioneer Award from the World Economic Forum.

Mr. GEORGES BENARROCH, DIRECTOR

Director of the Company since May 5, 2000. Mr. Benarroch was elected as President and Chief Executive Officer effective February 27, 2006. Mr. Benarroch is the President and Chief Executive Officer of Comindus Finance Corp.

Mr. Benarroch has 30 years of investment banking as well as money management experience. Mr. Benarroch has raised financing for numerous companies, public as well as private and has managed for 30 years investment banking firms. As well he has been the CEO of a multibillion dollar asset management firm. Mr. Benarroch resigned as President and Chief Executive Officer on April 26, 2018. Mr. Benarroch will remain as a Director.

Mr. PETER PRENDERGAST, DIRECTOR
On August 11, 2014, Peter Prendergast became a director of the company.
Mr. Prendergast is a real estate executive with about 20 years of experience. Mr, Prendergast resigned as Director on April 26, 2018.

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

		Annual Compensation			Long-Term Compensation
						Awards	Payouts
All Other Name and Payouts Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP ($)

Paul Russo, Chief Executive Officer, Director	2018	None				None
	2017	None				None

Simon Westbrook, Chief Financial Officer	2018	None				None
	2017	None				None

Georges Benarroch, Director	2018	None				None
	2017	None				None

Peter Predergast, Director	2018	None				None
	2017	None				None

 (B) OPTION/SAR GRANTS TABLE

There were no options granted to employees and no grants to key employees in fiscal years ended March 31, 2018 and 2017.

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

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2018 of Kyto other than for routine indebtedness.

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	COMMON SHARES	PERCENTAGE OF CLASS
Common	Comindus Finance Corp. Florida, United States	2,697,085	85.9%

Common	Dr. Uri Sagman Toronto, Ontario, Canada	190,503	6.1%

(B) SECURITY OWNERSHIP OF MANAGEMENT

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	COMMON SHARES	PERCENTAGE OF CLASS
Common	Georges Benarroch (1)	0	0%

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

At March 31, 2018 and 2017, the Company owed $99,430 and $68,107, respectively, to Comindus Finance Corp. Georges Benarroch is the President and Chief Executive Officer of Comindus Finance Corp and a director of Kyto. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance.

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2018 and, 2017, was $40,000 and $40,000, respectively and is included in general and administrative expense in the accompanying statements of operations. The Company allocates 50% of these amounts to rent expense. As of March 31, 2018, and 2017, the remaining balance in the accrued liabilities-related party account for the above services was $140,000 and $100,000, respectively.

Directors fees are also included in Accrued liabilities – related parties. Directors fees for the years ended March 31, 2018 and 2017 was $24,000 and $24,000, respectively, and is included in general and administrative expense in the accompanying statements of operations. As of March 31, 2018 and 2017, the remaining balance in the accrued liabilities-related party account for the above services was $72,000 and $48,000, respectively.

During the year ended March 31, 2001, the Company entered into an agreement with Medarex Inc. (‘the vendor’), who is also a principal stockholder, for services totaling $200,000. On November 11, 2002, the Company and vendor mutually agreed that in lieu of the $200,000 payment, the vendor would accept 10,000 shares of the Company's common stock valued at $1.00 totaling $100,000. In addition, the Company also executed a $100,000 unsecured promissory note with the vendor. Under the terms of the promissory note, the obligation bears interest at prime plus 1% (4.25% at March 31, 2014). Interest is accrued and payable quarterly. Comindus Finance Corp, assumed the promissory note during the year ended March 31, 2015. At March 31, 2018 and 2017, accrued interest totaled $0 and $0, respectively.

(B) TRANSACTIONS WITH PROMOTERS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch is the president of Comindus Finance Corp, holding 2,697,085 shares of the Company common stock represented by 85.9% of total issued and outstanding shares.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $15,000 and $15,000 for audit of our annual financial statements for the fiscal years ended March 31, 2018 and 2017.

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP for audit related services rendered during the fiscal years ended March 31, 2018 and 2017.

(3) Tax Fees

No professional services were rendered by RBSM LLP for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2018 and 2017.

(4) All Other Fees

Not applicable.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K

(A) LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)(a)	Articles of Incorporation of Kyto Technology and Life Science, Inc.*
3(i)(b)	Articles of Amendment changing name to Kyto Technology and Life Science, Inc.*
3(ii)	Bylaws of Kyto Technology and Life Science, Inc.*
A	Medarex Agreement**
B	Patent Family Summary**
C	Research Foundation of The State University of New York agreement**
31.1	Section 302 Certification of the principal executive officer and the principal financial and accounting officer**
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the principal executive officer and principal financial accounting officer**

* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission
** Filed as Exhibit with this Form 10-K.

(B) Code of Ethics

Kyto Technology and Life Science, Inc. will conduct its business honestly and ethically wherever we operate in the world. We will constantly improve the quality of our services, products and operations and will create a reputation for honesty, fairness, respect, responsibility, and integrity, trust and sound business judgment. No illegal or unethical conduct on the part of officers, directors, employees or affiliates is in the company's best interest. Kyto Technology and Life Science, Inc. will not compromise its principles for short-term advantage. The ethical performance of this company is the sum of the ethics of the men and women who work here. Thus, we are all expected to adhere to high standards of personal integrity.

Officers, directors, and employees of the company must never permit their personal interests to conflict, or appear to conflict, with the interests of the company, its clients or affiliates. Officers, directors and employees must be particularly careful to avoid representing Kyto Technology and Life Science, Inc. in any transaction with others with whom there is any outside business affiliation or relationship. Officers, directors, and employees shall avoid using their company contacts to advance their private business or personal interests at the expense of the company, its clients or affiliates.

No bribes, kickbacks or other similar remuneration or consideration shall be given to any person or organization in order to attract or influence business activity. Officers, directors and employees shall avoid gifts, gratuities, fees, bonuses or excessive entertainment, in order to attract or influence business activity.

Officers, directors and employees of Kyto Technology and Life Science, Inc. will often come into contact with, or have possession of, proprietary, confidential or business-sensitive information and must take appropriate steps to assure that such information is strictly safeguarded. This information - whether it is on behalf of our company or any of our clients or affiliates - could include strategic business plans, operating results, marketing strategies, customer lists, personnel records, upcoming acquisitions and divestitures, new investments, and manufacturing costs, processes and methods. Proprietary, confidential and sensitive business information about this company, other companies, individuals and entities should be treated with sensitivity and discretion and only be disseminated on a need-to-know basis.

Misuse of material inside information in connection with trading in the company's securities can expose an individual to civil liability and penalties. Directors, officers, and employees in possession of material information not available to the public are "insiders." Spouses, friends, suppliers, brokers, and others outside the company who may have acquired the information directly or indirectly from a director, officer or employee are also "insiders." The Act prohibits insiders from trading in, or recommending the sale or purchase of, the company's securities, while such inside information is regarded as "material," or if it is important enough to influence you or any other person in the purchase or sale of securities of any company with which we do business, which could be affected by the inside information.

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

Officers, directors and employees will refrain from gathering competitor intelligence by illegitimate means and refrain from acting on knowledge, which has been gathered in such a manner. The officers, directors and employees of Kyto Technology and Life Science, Inc. will seek to avoid exaggerating or disparaging comparisons of the services and competence of their competitors.

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

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

DATE: June 28, 2018	By:	/ s/ Simon Westbrook
Name: Simon Westbrook
Chief Financial Officer,

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Simon Westbrook	Chief Financial Officer	June 28, 2018
Simon Westbrook

/s/ Paul Russo	Chief Executive officer	June 28, 2018
Paul Russo

/s/ Georges Benarroch	Director	June 28, 2018
Georges Benarroch

Kyto Technology and Life Science, Inc.
   Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kyto Technology and Life Science, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kyto Technology and Life Science, Inc. (the Company) as of March 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended March 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2010.

Henderson, NV
June 28, 2018

Kyto Technology and Life Science, Inc.
Balance Sheets

	March 31,	March 31,
	2018	2017
ASSETS
Current Assets
Cash	$4	$-
Prepaid Expense	7,500

Total Current Assets	7,504	-

Total Assets	$7,504	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$530	$22
Accrued liabilities	12,500	10,000
Accrued liabilities - related party	212,000	148,000
Loan payable-related party	99,430	68,107
Total Current Liabilities	324,460	226,129

Commitments and Contingencies

Stockholders' Deficit
Class A Preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, none issued and outstanding as of
March 31, 2018 and 2017, respectively	-	-
Class B Preferred convertible stock, $0.80 par value, 1,500,000 shares authorized, none issued and outstanding as of
March 31, 2018 and 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 3,139,747 issued and outstanding as of
March 31, 2018 and 2017, respectively	314	314
Additional paid-in capital	32,063,476	32,063,476
Accumulated deficit	(32,380,746)	(32,289,919)

Total Stockholders' Deficit	(316,956)	(226,129)

Total Liabilities and Stockholders' Deficit	$7,504	$-

Kyto Technology and Life Science, Inc.
Statements of Operations

	For the Years Ended
	March 31
	2018	2017
Operating Expenses
General and administrative	$90,827	$93,929

Total Operating Expenses	90,827	93,929

Loss from Operations	90,827	93,929

Net Loss before taxes	(90,827)	(93,929)

Net Income (Tax) Benefit	-	-

Net Loss	$(90,827)	$(93,929)

Weighted average number of shares outstanding
basic and diluted	3,139,747	3,139,747

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Kyto Technology and Life Science, Inc.
Statement of Stockholder's Deficit
For the Years Ended March 31, 2018 and 2017

	Preferred Stock - Class A		Preferred Stock - Class B		Common Stock		Additional
	$1.00 par value		$0.80 par value		$0.0001 par value		Paid - in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2016	-	$-	-	$-	3,139,747	$314	$32,063,476	$(32,195,990)	$(132,200)
Net Loss	-	-	-	-	-	-	-	(93,929)	(93,929)
Balance, March 31, 2017	-	$-	-	$-	3,139,747	$314	$32,063,476	$(32,289,919)	$(226,129)
Net Loss	-	-	-	-	-	-	-	(90,827)	(90,827)
Balance, March 31, 2018	-	$-	-	$-	3,139,747	$314	$32,063,476	$(32,380,746)	$(316,956)

Kyto Technology and Life Science, Inc.
Statements of Cash Flows

	For the Years Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(90,827)	$(93,929)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid and other assets	(7,500)
Accrued liabilities related party	64,000	64,000
Accrued liabilities	2,500	(2,500)
Accounts payable and accrued expenses	508	22
Net Cash Used in Operating Activities	(31,319)	(32,407)

Cash Flows from Investing Activities:

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loan proceeds from related parties, net	31,323	32,375

Net Cash Provided by Financing Activities	31,323	32,375

Net decrease in Cash and Cash Equivalents	4	(32)

Cash and Cash Equivalents at Beginning of Period	-	32

Cash and Cash Equivalents at End of Period	$4	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NATURE OF BUSINESS

Kyto Technology and Life Science, Inc. was formed as a Florida corporation on March 5, 1999. On August 14, 2002, the Company changed its name from B Twelve, Inc. to Kyto Biopharma, Inc. On April 26, 2018, the Company changed its name from Kyto Biopharma, Inc. to Kyto Technology and Life Science, Inc.

The Company’s strategy is to develop a specialized vehicle for early stage technology and life science companies. KYTO acts as a mentor, advisor, external manager and investor for carefully reviewed and selected privately held companies.

(B) GOING CONCERN

As reflected in the accompanying financial statements, the Company has no revenues, a net loss of $90,827, a working capital deficiency of $316,956, a stockholders' deficiency of $316,956, and an accumulated deficit of $32,380,746 at March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. During the year ended March 31, 2018, the Company received $31,323 in related party debt financing.

The Company has yet to generate a business plan and until this happens, the Company is very dependent upon debt and equity funding.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

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

Significant estimates during the fiscal year ended March 31, 2018 and 2017 include the valuation allowance of deferred tax assets.

(E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2018 and 2017, respectively.

(F) CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2018 and 2017, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2018 and 2017, respectively.

The Company has obtained a large amount of its funding from loans and equity funding from a principal stockholder related to a director of the Company.

(G) STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation requires generally that all equity awards granted to employees be accounted for at “fair value.” This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards.

Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model. The Company did not grant any options or warrants prior to March 31, 2018

(H) INCOME TAXES

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

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

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

NOTE 2 COMMITMENTS AND CONTINGENCIES

(A) LEASES

The Company leases office space on a month-to-month basis. The premises is leased from a principal stockholder. Rent expense in 2018 and 2017 was $20,000 and $20,000, respectively and is included in general and administrative expense in the accompanying statements of operations.

Depending on the business plan adopted, the Company may be subject to various governmental regulations in the countries in which it operates

NOTE 3 RELATED PARTY TRANSACTIONS

(A) LOAN PAYABLE, RELATED PARTY

At March 31, 2018 and 2017, the Company owed $99,430 and $68,107, respectively, to a related party director of the Company. The loan is non-interest bearing, unsecured and due on demand and included in the loans payable, related party balance.

(B) ACCRUED LIABILITIES, RELATED PARTY

The Company leases office space and administrative services from a related party principal stockholder. Rent and administrative expense in 2018 and, 2017, was $40,000 and $40,000, respectively and is included in general and administrative expense in the accompanying statements of operations. The Company allocates 50% of these amounts to rent expense. As of March 31, 2018 and 2017, the remaining balance in the accrued liabilities-related party account for the above services was $140,000 and $100,000, respectively.

Directors fees are also included in Accrued liabilities – related parties. Directors fees for the years ended March 31, 2018 and 2017 was $24,000 and $24,000 and is included in general and administrative expense in the accompanying statements of operations. As of March 31, 2018 and 2017, the remaining balance in the accrued liabilities-related party account for the above services was $72,000 and $48,000, respectively.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 4 STOCKHOLDERS' DEFICIENCY

(A) COMMON STOCK AND OPTIONS

Effective October 15, 2015, Kyto Technology and Life Science, Inc. completed a reverse stock split in the amount of a one (1) for ten (10) issued and outstanding shares of common stock.

Reference to common stock shares and per share amounts have been retroactively restated to give effect of the reverse stock split of one for ten shares.

On August 11, 2014, the number of authorized common stock increased to 100,000,000 from 25,000,000 having a par value of $0.0001, amounting in the aggregate to Ten Thousand Dollars ($10,000).

On August 11, 2014, the number of authorized non-voting preferred stock increased to 2,000,000 from 1,000,000 having a par value of $1.00, amounting in the aggregate to Two Million Dollars ($2,000,000).

On March 26, 2018, the company revoked previous authorization and amended the articles of corporation as follows.

The total authorized capital stock of this Corporation shall consist of One Hundred Million (100,000,000) shares of voting Common Stock, having a par value of $0.0001 each, amounting in the aggregate to Ten Thousand Dollars ( $10,000.00), and Two Million (2,000,000) shares of Class A Preferred Stock, having a par value of $1.00 each, amounting in the aggregate to Two Million Dollars ($2,000.000) and One Million Five Hundred Thousand (1,500,000) Class B Preferred Stock, having a par value of $0.80 each, amounting in the aggregate to One Million Two Hundred Thousand Dollars ($1,200,000). All stock when issued shall be fully paid for and shall be non-assessable.

As of March 31, 2018 and 2017, there are 3,139,747 shares of the Company common stock as issued and outstanding.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

(B) STOCK OPTIONS AND WARRANTS

As of March 31, 2018, no stock options and warrants were issued and outstanding.

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

	2018	2017
Net loss available to common stockholders.	$(90,827)	$(93,929)
Weighted average common shares outstanding	3,139,747	3,139,747
Basic and diluted net loss per share	$(0.03)	$(0.03)

NOTE 5 INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing. But is reviewing the TCJA’s potential ramifications.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

The Company files a separate tax return form its parent Company. There was no income tax expense or utilization of net operating loss carry forwards for the years ended March 31, 2018 and 2017, due to the Company's having net losses each year.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes for the years ended March 31, 2018 and 2017 (computed by applying the United States Federal Corporate tax rate of 21% and 34% to loss before taxes), as follows:

	2018	2017

Computed "expected" tax benefit	$(23.343)	$(35,655)
Change in deferred tax asset valuation allowance	23,343	35,655
	$-	$-
The above benefit was calculated using a combined federal and state tax estimated rate as noted below
Statutory federal income tax rate	21.00%	34.00%
State income taxes	4.70%	5.00%
Foreign income tax rate difference	0%	0%
Valuation allowance	(25.70)%	(39.00)%
Effective tax rate	(0.0)%	(0.0)%

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2018 are as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$6,988,884	$9,323,620
	-	-
Total gross deferred tax assets	6,988,884	9,323,620
Less valuation allowance	(6,988,884)	(9,323,620)
Net Deferred tax assets	$-	$-

The net change in valuation allowance during the year ended March 31, 2018 decreased by approximately $2,334,736 to $6,988,884 for the year ended March 31, 2018 from $9,323,620 for the year ended March 31, 2017, due to the change in TCJA’s marginal rate reduction to a flat rate of 21%. The Company's has a net operating loss carry forward of approximately $27,191,100 available to offset net income through approximately 2034.

Management has determined that it is more likely than not that the Net Deferred Tax assets will not be utilizable, so Management has set up a 100% Valuation reserve for such assets.

The utilization of the net operating loss carry forwards is dependent upon the ability to generate sufficient taxable income during the carry forward period. In addition, utilization of these carry forwards may be limited due to ownership changes rules, as defined in the Internal Revenue Code 382/383. The Company has not determined if an ownership change has occurred that would limit the use of the net operating losses or eliminate them entirely.

The Company is subject to taxation in the United States and certain state jurisdictions. The Company’s tax years for 2014 and forward are open by statute and subject to examination by the United States and applicable state tax authorities.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.
 NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 6 SUBSEQUENT EVENTS

Effective April 26, 2018, the Company changed its name to Kyto Technology and Life Science, Inc. In conjunction with the name change, the Company made a private offering (the “Offering”) to accredited investors, as defined by the SEC. The Offering consisted of from 875,000 to 1.5 million units (the "Units") with each Unit consisting of 1 Preferred Share convertible into 1 Common Share, and 1 Warrant exercisable into 1 Common Share at an exercise price of $l.20 per share for a period of three (3) years from issuance. The Units are priced at $0.80 per Unit, with the Offering to terminate at the earlier of full subscription, or July 15, 2018.

Subsequent to the year end, the Company has raised a total of $525,000, for 656,250 units from the Offering; and converted $320,000 of related party debt to 400,000 units.

On April 26, 2018, the Company granted incentive stock options to its President & Chief Executive Officer a total 2,697,085 stock options at an exercise price of $0.006. 70% of the 2,697,085 stock options (1,887,956) shall be exercisable on the date of the initial closing and remaining 30% of the stock options (809,129) shall be exercisable upon the earlier of the acceptance by the Company of subscriptions totaling $1,200,000 of the above Offering or July 15, 2018. Subsequent to the year-end, 1,887,956 Options were exercised at a price of $0.006 per share for a total of $11,328; and outstanding, yet exercisable, options of 809,129.

Effective on April 26, 2018, the officers and directors are.

Name	Position(s)
Paul Russo	President & Chief Executive Officer, Director
Simon Westbrook	Chief Financial Officer
Georges Benarroch	Corporate Secretary & Treasurer, Director, Chairman

Since March 31, 2018, the Company has entered into agreements with three independently owned businesses to provide professional advisory services and invest an aggregate of $335,500 as minority investments.