Form 10-Q
period 2018-06-30
Kyto Technology & Life Science, Inc.
filed 2018-08-20
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	000-50390	65-1086538
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

13050 Paloma Road, Lo Altos Hills, CA 94022

(Address of Principal Executive Office) (Zip Code)

(408) 313-5830

(Registrant’s telephone number, including area code)

KYTO BIOPHARMA, INC.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files). [   ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,027,703 Common Shares - $0.0001 Par Value - as of August 14, 2018

KYTO Technology and Life Science, Inc.

For the quarterly period ended June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kyto Technology and Life Science, Inc. (Formerly known as Kyto BioPharma, Inc.)
Condensed Balance Sheets

	June 30, 2018	March 31, 2018
	(Unaudited)

ASSETS
Current Assets
Cash	$210,250	$4
Prepaid & other current assets	-	7,500

Total Current Assets	210,250	7,504
Investments	387,000	-

Total Assets	$597,250	$7,504

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable & accrued liabilities	$15,118	$13,030
Accrued liabilities & loans - related party	50	311,430
Total Current Liabilities	15,168	324,460

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Series A preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, 1,150,000 and none issued and outstanding as of
June 30, 2018 and March 31, 2018, respectively	920,000	-
Series B preferred convertible stock, $0.80 par value, 1,500,000 shares authorized, none issued and outstanding as of June 30, 2018 and
March 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,027,703 and 3,139,747 issued and outstanding as of
June 30, 2018 and March 31 2018, respectively	503	314
Additional paid-in capital	32,078,166	32,063,476
Accumulated deficit	(32,416,587)	(32,380,746)

Total Stockholders' Equity (Deficit)	582,082	(316,956)

Total Liabilities and Stockholders' Equity ( Deficit)	$597,250	$7,504

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc. (Formerly known as Kyto BioPharma, Inc.)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	June 30
	2018	2017
Operating Expenses
General and administrative	$35,841	$18,947

Total Operating Expenses	35,841	18,947

Loss from Operations	(35,841)	(18,947)

Net Loss before taxes	(35,841)	(18,947)

Net Income (Tax) Benefit	-	-

Net Loss	$(35,841)	$(18,947)

Weighted average number of shares outstanding
basic and diluted	4,031,858	3,139,747

Net loss per share - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science Inc. (Formerly known as Kyto BioPharma, Inc.)
Condensed Statements of Shareholders' Equity and Accumulated Deficit
Unaudited

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total

Balance, March 31, 2018	-	$-	3,139,747	$314	$32,063,476	$(32,380,746)	$(316,956)

Net (loss) for three months ended June 30, 2018	-	-	-	-	-	(35,841)	(35,841)
Sale of preferred stock at $0.80 per share	750,000	600,000	-	-	-	-	600,000
Preferred stock issued for conversion of related party debt	400,000	320,000	-	-	-	-	320,000
Exercise of options for common stock at $.006 per share	-	-	1,887,956	189	11,139	-	11,328
Compensation expense on stock options	-	-	-	-	3,551	-	3,551

Balance, June 30, 2018	1,150,000	$920,000	5,027,703	$503	$32,078,166	$(32,416,587)	$582,082

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science Inc. (Formerly known as Kyto BioPharma, Inc.)
Condensed Statements of Cash Flows
(unaudited)

	Three months ended	Three months ended
	June 30, 2018	June 30, 2017
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(35,841)	$(42,741)
Adjustments to reconcile net loss to net cash used in operating activities

Loss on conversion of related party debt	5,099	-
Option compensation expense	3,551	-

Increase (decrease) in operating liabilities
Other current assets	7,500	31,674
Accounts payable and accrued liabilities	2,088	11,103

Total cash provided by (used in) operating activities	(17,603)	36

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equity investments	(387,000)	-
Total cash used in investing activities	(387,000)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sales of preferred stock	600,000	-
Proceeds from exercise of options for common stock	11,328	-
Advances from related party	3,521	-
Total cash provided by financing activities	614,849	-

Net increase in cash	210,246	36

Cash at beginning of period	4	9

Cash at end of period	$210,250	$45

Supplemental Cash Flow Information:
Interest Paid	$-	$-
Taxes Paid	$-	$-

Non Cash Financing and Investing Activities
Preferred shares issued for conversion of related party debt	$320,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

(Formerly known as Kyto BioPharma, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2018

NOTE 1 – DESCRIPTION OF BUSINESS

Kyto Technology and Life Science, Inc. was formed as a Florida corporation on March 5, 1999 under the name of B12 Inc. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other proliferate and autoimmune diseases and had been looking at a number of strategies to become active. In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have committed to invest and does not invest more than $200,000 in any single investment. The Company plans to generate revenue from two sources: (i) the sale of advisory services to its target investments and (ii) realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of Kyto Technology and Life Science, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2018 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended June 30, 2018, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. Although the Company has $210,250 in the bank at June 30, 2018 and has raised another $150,000 since that date, management recognizes that it currently has no revenue and that revenue generation could be a slow and uncertain process depending on the success and liquidity of the businesses in which it invests. All cash received to date has originated from private placements of equity securities to accredited investors and there is no assurance that the Company will be able to continue to raise such funding to cover new investments and net operating expenses. Accordingly, there is no assurance that the Company will be able to meet its cash obligations when they come due and payable, which raises doubt over the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during 2018 include, the valuation allowance of deferred tax assets, stock options and warrants.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at June 30, 2018 and March 31, 2018, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of June 30, 2018, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2018 and March 31, 2018, respectively.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

(Formerly known as Kyto BioPharma, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2018

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation requires generally that all equity awards granted to employees be accounted for at “fair value.” This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model. The Company granted 2,697,085 options and 1,150,000 warrants in the three months ended June 30, 2018.

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

INVESTMENTS

The Company carries investments at the lower of cost or fair market value. These investments are accounted for as cost method investments in accordance with ASC 325 as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. The Company reviews the performance of the underlying investments to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

(Formerly known as Kyto BioPharma, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2018

NOTE 3 – INVESTMENT

During the three months ended June 30, 2018, the Company made an aggregate investment of $387,000 in four separate early stage companies. In no case was there any financial or management control over the investment targets, and the ownership interest was below 15%. Accordingly, the Company carries these investments at fair value and reviews results and expectations of target companies with target management on at least a quarterly basis to determine if there is any impairment in value, in which case the carrying value of the investment would be revalued. There was no available performance information and were no adjustments made for impairment in the quarter ended June 30, 2018.

NOTE 4 - ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 5 –RELATED PARTY TRANSACTIONS

At March 31, 2018 a balance of $311,430 was payable to a director, chairman and major shareholder of the Company in respect of expenses and fees incurred by him on behalf of the Company. During the three months ended June 30, 2018, the Company received advances of $3,471 from the related party. At June 30, 2018, a total of $314,901 of the related party loans and accrued liabilities were converted into 400,000 investment units consisting of 400,000 shares of Series A preferred stock, and 400,000 Warrants to purchase common stock at $1.20 per share, which were valued at $0.80 per unit. (See Note 6.) The Company recorded a loss on conversion of related party debt of $5,099 during the three months ended June 30, 2018.

At June 30, 2018, $50 was due and payable to the Company Chief Financial officer to repay him for an advance provided to cover a minimum deposit required to open a new bank account

The Company now operates virtually, and from public locations, and no longer leases any office space from related parties.

NOTE 6– EQUITY

(A) – PREFERRED STOCK

As of June 30, 2018 and March 31, 2018, there are 2,000,000 shares of Series A preferred stock (“Series A”) authorized at a par value of $1.00 per share. The Company has outstanding 1,150,000 shares of Series A as a result of the sale during the three months ended June 30, 2018 of 750,000 investment units (“Units”) for $600,000 at $0.80 per Unit in a private placement to accredited investors, and 400,000 Units for the conversion of for $320,000 of related party debt. The Units consist of one Series A share and one warrant per Unit. The Series A can either be converted into Common Shares on listing of the Company on Nasdaq or elect to receive $2 per share.  In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference)

There are also 1,500,000 shares of Series B preferred stock (“Series B”) authorized at a par value of $0.80 per share. No Series B was issued and outstanding as at June 30, 2018 or March 31, 2018.  The Series B can either be converted into Common Shares upon listing of the Company on Nasdaq or elect to receive $2 per share.  In the event of any liquidation or winding up of the Company, the holders of the Series B shall be entitled to receive in preference to the holders of Common Shares and Series A, a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference)

(B) – COMMON STOCK

The Company has authorized 100,000,000 shares of common stock at a par value of $0.0001 per share. As of June 30, 2018, and March 31, 2018 a total of 5,027,703 and 3,139,747 shares of the Company’s common stock were issued and outstanding, respectively.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

(Formerly known as Kyto BioPharma, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2018

NOTE 6– EQUITY (CONTINUED)

(C) PRIVATE PLACEMENT

In April 2018, in a non-brokered private placement, the Company offered accredited investors an opportunity to purchase a minimum of 875,000 and maximum of 1,500,000 Units. These Units consist of one Series A (convertible into one common share) and one warrant (exercisable into one common share at $1.20 per share for a period of three years). The Preferred Shares can be converted into Common Shares upon listing of the Company on NASDAQ, or redeemed for $2.00 per share. In the event of any liquidation or winding up of the Company, the holders of preferred shares shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to (2x) the Original Purchase price plus any declared but unpaid dividends (“Liquidation preference”). The Units are priced at $0.80 per Unit.

At June 30, 2018 a total of $320,000 of related party loans and accrued liabilities were converted into Units consisting of 400,000 shares of Series A, and 400,000 Warrants to purchase common stock at $1.20 per share. Additionally, the Company sold 750,000 investment units to accredited investors in a private placement for $600,000 in cash.

(D) STOCK OPTIONS

In April 2018, the Company approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan for the benefit of employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries. In the three months ended June 30, 2018, the Company granted a total of 2,697,085 options at an exercise price of $0.006 per share. Following the closing of the private placement in April 2018, 1,887,956 options became vested and were exercised on May 18, 2018 for a payment of $11,327.74. The remaining balance of 809,129 options will become fully vested upon the final close of the private placement after the sale of 1,500,000 units.

	Number of options	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2018	-	-	-
Granted	2,697,085	$0.006	1.00
Exercised	(1,887,956)	$0.006	-
Cancelled	-	-	-
Outstanding June 30, 2018	809,129	$0.006	0.82

Exercisable June 30, 2018	-	-	-

In connection with the grant of stock options the Company recognises the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations. The assumptions used for options granted in the three months ended June 30, 2018 were as follows:

Stock Price at Valuation date	$0.006
Exercise Price	$0.006
Term in Years	3.00
Volatility assumed	73.0%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted. In the quarter ended June 30, 2018 the Company amortised $3,551 option expense.

No options were granted in prior periods.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

(Formerly known as Kyto BioPharma, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2018

NOTE 6– EQUITY (CONTINUED)

(E) WARRANTS

In conjunction with the sale of stock Units, the Company issued 1,150,000 warrants to purchase common stock at a price of $1.20 per share for a period of three years. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility. The assumptions used for warrants granted in the three months ended June 30, 2018 were as follows:

	Number of warrants	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2018	-	$-	-
Granted	1,150,000	$1.20	3.00
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding June 30, 2018	1,150,000	$1.20	2.82

Exercisable June 30, 2018	1,150,000	$1.20	3.00

Stock Price at Valuation date	$0.006
Exercise Price	$1.20
Term in Years	1.00
Volatility assumed	73.0%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

At June 30, 2018 the value of the warrants was $0 as the Company did not bifurcate the value of Series A and warrants within the Units sold. There were no warrants issued and outstanding at March 31, 2018.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to the June 30, 2018, has raised a total of $150,000, for the sale of another 187,500 investment units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

In April, 2018, the Board adopted a new business plan focussed on the development of early stage technology and life science businesses through a combination of small investment funding and a range of technical and advisory business services. In order to fund the new business plan, the Company converted $320,000 of related party debt and accrued liabilities and received $600,000 in cash from the sale of investment units under the terms of a private placement offered to accredited investors.

Although the Company has $210,250 in the bank at June 30, 2017 and has raised another $150,000 since that date, management recognizes that it currently has no revenue and that revenue generation could be a slow and uncertain process depending on the success and liquidity of the businesses in which it invests. All cash received to date has originated from private placements of equity securities to accredited investors and there is no assurance that the Company will be able to continue to raise such funding to cover new investments and net operating expenses. Accordingly, there is no assurance that the Company will be able to meet its cash obligations when they come due and payable, which raises doubt over the Company’s ability to continue as a going concern.

Results of Operations

For the three months ended June 30, 2018 the Company’s net loss was $35,841 compared to a net loss of $18,497 for the three months ended June 30, 2017.

Liquidity and Capital Resources

The Company had a working capital deficit of $314,032 as of March 31, 2018, and as a result of the private placement, had net working capital of $195,082 as of June 30, 2018. Cash was $4 as of March 31, 2018, and $210,250 as of June 30, 2018.

Cash from operating activities

The Company used net cash of $17,603 in operations during the three months ended June 30, 2017 compared to net cash of $36 generated by operations for the three months ended June 30, 2016.

Cash from financing and financing activities

The Company had a cash inflow flow from financing activities of $614,849 in the three months ended June 30, 2018 compared to $0 in the three months ended June 30, 2017.

Cash from investing activities

Cash outflow from investing activities was $387,000 in the three months ended June 30, 2018 compared to $0 in the three months ended June 30, 2017.

The Company’s plan of operations for the next twelve months is to continue to focus its efforts on finding new sources of capital by means of private placements and to use this funding to fund additional investments as they become available, and to cover operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2018.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS.

Not required for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Corporation has offered up to 1,500,000 Preferred Units to accredited investors under Rule 506 of Regulation D of the Securities Act 1933. Each Unit consists of (i) 1 of the Corporation's Class A Preferred Shares convertible into 1 of the Corporation's Common Shares and (ii) 1 Warrant exercisable into 1 of the Corporation's Common Shares at an exercise price of $1.20 per Share for a period of three (3) years from issuance. The offering will close on the earlier of sale of all 1,500,000 Units, or July 15, 2018, or such extended date as may be approved by the Board from time to time. As of the filing date, the Corporation had accepted subscriptions for a total of 1,306,250 Units for a total of US$1,045,000 (inclusive of debt conversion) and is continuing to offer Units for sale to accredited investors. The Corporation has submitted a Form D filing to the United States Securities and Exchange Commission for this Offering. The Company will use the net proceeds for investment purposes and operating expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Index to Exhibits on page 13

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3(i)(a)	Articles of Incorporation of Kyto Technology and Life Science, Inc.*

3(i)(b)	Articles of Amendment changing name to Kyto Technology and Life Science, Inc.*

3(i)(c)	Certificate of Amendment to Articles of Incorporation filed April 25, 2018****

3(ii)	Bylaws of Kyto Technology and Life Science, Inc.*

10.1	Research collaboration agreement between The Research Foundation of State University of New York and B. Twelve Ltd. (Kyto Technology and Life Science, Inc.) [dated August 19, 1999]**

10.2	Collaborative Research Agreement to synthesize new vitamin B12 analogs signed between the Company and New York University [dated November 11, 1999]**

10.3

Extension/Modification Research Collaboration Agreement between the Research Foundation of State University of New York and B Twelve, Inc., (Kyto Technology and Life Science, Inc.) Modification No. 1 [dated November 01, 2000]**

10.4	Debt Settlement Agreement and Put Option (dated November 2002) between Kyto Technology and Life Science, Inc. and New York University**

10.5

Extension/Modification Research Collaboration Agreement between the Research Foundation of State University of New York and Kyto Technology and Life Science, Inc., Modification No. 2 [dated December 2004] **

10.6	Services Agreement between Kyto Technology and Life Science, Inc. and Gerard Serfati [dated November 1, 2004]***

10.7	Subscription Agreement for Private Placement April 2018****

31.1	Section 302 Certification of principal executive officer****

31.2	Section 302 Certification of principal financial and accounting officer****

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

———————

*	Filed as Exhibit to Company’s Form 10-SB on September 12, 2003, with the Securities and Exchange Commission
**	Filed as Exhibit to Company’s Form 10-KSB/A on September 20, 2005, with the Securities and Exchange Commission
***	Filed as Exhibit to Company’s Form S-8 on November 18, 2004, with the Securities and Exchange Commission
****	Filed with this Form 10-Q

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Paul Russo
Paul Russo Chief Executive Officer, principal executive officer,

Date: August 20, 2018