Form 10-Q
period 2018-09-30
Kyto Technology & Life Science, Inc.
filed 2018-10-30
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	000-50390	65-1086538
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

13050 Paloma Road, Los Altos Hills, CA 94022

(Address of Principal Executive Office) (Zip Code)

(408) 313 5830

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files). [   ] Yes  [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,027,703 Common Shares - $1.00 Par Value - as of October 30, 2018

KYTO Technology and Life Science, Inc.

For the quarterly period ended September 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kyto Technology and Life Science, Inc.
Condensed Balance Sheets

	September 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS

Current Assets
Cash	$119,356	$4
Prepaid & other current assets	-	7,500

Total Current Assets	119,356	7,504

Investments	587,000	-

Total Assets	$706,356	$7,504

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable & accrued liabilities	$29,749	$13,030
Accrued liabilities & loans - related party	6,550	311,430
Total Current Liabilities	36,299	324,460

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Series A preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, 1,337,500 and none issued and outstanding as of
September 30, 2018 and March 31, 2018, respectively	1,337,500	-
Series B preferred convertible stock, $0.80 par value, 1,500,000 shares authorized, none issued and outstanding as of September 30, 2018 and
March 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,027,703 and 3,139,747 issued and outstanding as of
September 30, 2018 and March 31 2018, respectively	503	314
Additional paid-in capital	31,811,023	32,063,476
Accumulated deficit	(32,478,969)	(32,380,746)

Total Stockholders' Equity (Deficit)	670,057	(316,956)

Total Liabilities and Stockholders' Equity (Deficit)	$706,356	$7,504

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30		September 30
	2018	2017	2018	2017

Operating Expenses
General and administrative	$62,357	$20,783	$98,198	$39,730

Total Operating Expenses	62,357	20,783	98,198	39,730

Loss from Operations	(62,357)	(20,783)	(98,198)	(39,730)

Interest expense, net	(25)	-	(25)	-

Net Loss before taxes	(62,382)	(20,783)	(98,223)	(39,730)

Net income (tax) benefit	-	-	-	-

Net Loss	$(62,382)	$(20,783)	$(98,223)	$(39,730)

Weighted average number of shares outstanding
basic and diluted	5,027,703	3,139,747	4,488,287	3,139,747

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science Inc
Condensed Statements of Shareholders' Equity and Accumulated Deficit

		(Unaudited)
		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total

Balance, March 31, 2018	-	$-	3,139,747	$314	$32,063,476	$(32,380,746)	$(316,956)

Net (loss) for six months ended September 30, 2018	-	-	-	-	-	(98,223)	(98,223)

Sale of preferred stock at $0.80 per share	937,500	937,500	-	-	(187,500)	-	750,000

Preferred stock issued for conversion of related party debt	400,000	400,000	-	-	(80,000)	-	320,000

Exercise of options for common stock at $.006 per share	-	-	1,887,956	189	11,139	-	11,328

Compensation expense on stock options	-	-	-	-	3,908	-	3,908

Balance, September 30, 2018	1,337,500	$1,337,500	5,027,703	$503	$31,811,023	$(32,478,969)	$670,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science Inc
Condensed Statements of Cash Flows
(unaudited)

	For the six months ended	For the six months ended
	September 30, 2018	September 30, 2017

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(98,223)	$(39,730)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on conversion of related party debt	5,099	-
Option compensation expense	3,908	-

Increase / (decrease) in operating assets and liabilities
Other current assets	7,500
Accounts payable and accrued liabilities	16,719	28,309
Total cash (used in) operating activities	(64,997)	(11,421)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equity investments	(587,000)	-
Total cash used in investing activities	(587,000)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sales of preferred stock	750,000	-
Proceeds from exercise of options for common stock	11,328	-
Advances from related party	10,021	11,460
Total cash provided by financing activities	771,349	11,460

Net increase in cash	119,352	39

Cash at beginning of period	4	-

Cash at end of period	$119,356	$39

Supplemental Cash Flow Information:
Interest Paid	$25	$-
Taxes Paid	$-	$-

Non Cash Financing and Investing Activities
Preferred shares issued for conversion of related party debt	$320,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2018

NOTE 1 – DESCRIPTION OF BUSINESS

Kyto Technology and Life Science, Inc. was formed as a Florida corporation on March 5, 1999 under the name of B12 Inc. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other proliferate and autoimmune diseases and had been looking at a number of strategies to become active.  In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have committed to invest and does not plan to invest more than $200,000 in any single investment. The Company plans to generate revenue from two sources: (i) the sale of advisory services to its target investments and (ii) realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of Kyto Technology and Life Science, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2018 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended September 30, 2018, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. Although the Company has $119,356 in the bank at September 30, 2018 and has raised another $300,000 since September 30, 2018 management recognizes that it currently has no revenue and that revenue generation could be a slow and uncertain process depending on the success and liquidity of the businesses in which it invests. All cash received to date has originated from private placements of equity securities to accredited investors and there is no assurance that the Company will be able to continue to raise such funding to cover new investments and net operating expenses. Accordingly, there is no assurance that the Company will be able to meet its cash obligations when they come due and payable, which raises doubt over the Company’s ability to continue as a going concern from one year from the issuance of these financial statements.

USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during 2018 include the valuation allowance of stock options and warrants.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at September 30, 2018 and March 31, 2018, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of September 30, 2018, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2018 and March 31, 2018, respectively.

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

STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation” requires generally that all equity awards granted to employees be accounted for at “fair value.” This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model. The Company did not grant any options or warrants prior to March 31, 2018.

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

NOTE 3 – INVESTMENT

During the three months ended September 30, 2018, the Company made an aggregate investment of $200,000 in three separate early stage companies.  In no case was there any financial or management control over the investment targets, and the ownership interest was below 15%.  Accordingly, the Company carries these investments at cost and reviews results and expectations of target companies with target management on at least a quarterly basis to determine if there is any impairment in value, in which case the carrying value of the investment would be revalued.  Management reviewed all investments in the quarter ended September 30, 2018 and there were no adjustments made for impairment.

NOTE 4 – ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2018 a balance of $311,430 was payable to a director, chairman and major shareholder of the Company in respect of expenses and fees incurred by him on behalf of the Company.  At June 30, 2018, a total of $314,901 of the related party loans and accrued liabilities were converted into 400,000 investment units (“Units”) consisting of 400,000 shares of Series A preferred stock, and 400,000 Warrants to purchase common stock at $1.20 per share. The units were valued at $0.80 per unit. (See Note 6.)  The Company recorded a loss on conversion of related party debt of $0 and $5,099 respectively, during the three and six months ended September 30, 2018.

At September 30, 2018, $6,550 was due and payable to related parties. Of this amount $5,050 was due to the Company Chief Financial Officer for services provided and advances made by him to the Company, and $1,500 was due to the Chief Executive Officer as reimbursement for expenses incurred in the normal course of business.

The Company now operates virtually, and from public locations, and no longer leases any office space from related parties.

NOTE 6 – EQUITY

(A)PREFERRED STOCK

As of September 30, 2018 and March 31, 2018, there are 2,000,000 shares of Series A preferred stock (“Series A”) authorized at a par value of $1.00 per share. The Company has outstanding 1,337,500 shares of Series A as a result of the sale during the six months ended September 30, 2018 of 937,500 Units for $750,000 at $0.80 per Unit in a private placement to accredited investors, and 400,000 Units for the conversion of $320,000 of related party debt. The Units consist of one Series A share and one warrant per Unit. The Series A can either be converted into Common Shares upon listing of the Company on Nasdaq or elect to receive $1.60 per share.  In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). All share issuances and obligations are recognized on the books and stock register, however, as at the date of this report certificates have not been delivered as a result of administrative delays in transferring to the Company’s selected stock transfer agent.

There are also 1,500,000 shares of Series B preferred stock (“Series B”) authorized at a par value of $0.80 per share. No Series B was issued or outstanding as at September 30, 2018 or March 31, 2018.  The Series B can either be converted into Common Shares upon listing of the Company on Nasdaq or elect to receive $1.60 per share.  In the event of any liquidation or winding up of the Company, the holders of the Series B shall be entitled to receive in preference to the holders of Common Shares and Series A, a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference)

(B)COMMON STOCK

The Company has authorized 100,000,000 shares of common stock at a par value of $0.0001 per share. As of September 30, 2018, and March 31, 2018 a total of 5,027,703 and 3,139,747 shares of the Company’s common stock were issued and outstanding, respectively.

(C)PRIVATE PLACEMENT

In April 2018, in a non-brokered private placement, the Company offered accredited investors an opportunity to purchase a minimum of 875,000 and maximum of 1,500,000 Units. These Units consist of one Series A (convertible into one common share) and one warrant (exercisable into one common share at $1.20 per share for a period of three years). The Preferred Shares can be converted into Common Shares upon listing of the Company on NASDAQ, or redeemed for $1.60 per share.  In the event of any liquidation or winding up of the Company, the holders of preferred shares shall  be entitled to receive in preference to the holders of Common Shares a per share amount equal to (2x) the Original Purchase price plus any declared but unpaid dividends (“Liquidation preference”).  The Units are priced at $0.80 per unit.

In April 2018, a total of $320,000 of related party loans and accrued liabilities were converted into Units consisting of 400,000 shares of Series A, and 400,000 Warrants to purchase common stock at $1.20 per share. Additionally, since April 2018, the Company has sold 937,500 investment units to accredited investors in a private placement for $750,000 in cash.

(D)STOCK OPTIONS

In April 2018, the Company approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan for the benefit of employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries.  In the six months ended September 30, 2018, the Company granted a total of 2,697,085 options at an exercise price of $0.006 per share. On May 18, 2018, 1,887,956 options vested upon the initial closing of the private placement and were exercised for $11,328.  The remaining balance of 809,129 options will become fully vested upon the final close of the private placement after the sale of 1,500,000 units.

	Number of options	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2018	-	-	-
Granted	2,697,085	$ 0.006	1.00
Exercised	(1,887,956)	$ 0.006	-
Cancelled	-	-	-
Outstanding September30, 2018	809,129	$ 0.006	0.50

Exercisable September 30, 2018	516,945	$ -	0.50

In connection with the grant of stock options the Company recognises the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations. The assumptions used for options granted in the six months ended September 30, 2018 were as follows:

Stock Price at grant date	$ 0.006
Exercise Price	$ 0.006
Term in Years	1.00
Volatility assumed	73%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted.  During the three and six months ended September 30, 2018, the Company amortised $357 and $3,908, respectively, as option expense.

No options were granted in prior periods.

(E)WARRANTS

In conjunction with the sale of stock Units, the Company issued 1,337,500 warrants to purchase common stock at a price of $1.20 per share for a period of three years.  The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility. The assumptions used for warrants granted in the six months ended September 30, 2018 were as follows:

	Number of warrants	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2018	-	-	-
Granted	1,337,500	$ 1.20	3.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding September 30, 2018	1,337,500	$ 1.20	2.90

Exercisable September 30, 2018	1,337,500	$ 1.20	2.90

Stock Price at Valuation date	$ 0.030
Exercise Price	$ 1.20
Term in Years	3.00
Volatility assumed	73.0%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

At September 30, 2018 the value of the warrants was $0 as the Company did not bifurcate the value of Series A and warrants within the Units sold. There were no warrants issued or outstanding at March 31, 2018.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the September 30, 2018, the Company has raised a total of $300,000, for the sale of another 375,000 investment units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

In April, 2018, the Board adopted a new business plan focussed on the development of early stage technology and life science businesses through a combination of small investment funding and a range of technical and advisory business services. In order to fund the new business plan, the Company converted $320,000 of related party debt and accrued liabilities and received $750,000 in cash from the sale of investment units under the terms of a private placement offered to accredited investors.

Although the Company has $119,356 in the bank at September 30, 2018 and has raised another $300,000 since that date, management recognizes that it currently has no revenue and that revenue generation could be a slow and uncertain process depending on the success and liquidity of the businesses in which it invests. All cash received to date has originated from private placements of equity securities to accredited investors and there is no assurance that the Company will be able to continue to raise such funding to cover new investments and net operating expenses. Accordingly, there is no assurance that the Company will be able to meet its cash obligations when they come due and payable, which raises doubt over the Company’s ability to continue as a going concern for a period of one year from the date of issuance of these financial statements.

Results of Operations

For the three months and six months ended September 30, 2018 the Company’s net loss was $62,382 and $98,223, respectively, compared to a net loss of $20,783 and $39,730 for the three months and six months ended September 30, 2017.

Liquidity and Capital Resources

The Company had a working capital deficit of $316,956 as of March 31, 2018.  As a result of the private placement, the Company’s net working capital increased to $83,057 as of September 30, 2018. Cash was $4 as of March 31, 2018, and $119,356 as of September 30, 2018.

Cash from operating activities

The Company used net cash of $64,997 in operations during the six months ended September 30, 2018 compared to net cash of $11,421 used by operations for the six months ended September 30, 2017.

Cash from financing activities

The Company had a cash inflow from financing activities of $771,349 in the six months ended September 30, 2018 compared to $11,460 in the six months ended September 30, 2017. Cash outflow used in investing activities was $587,000 in the six months ended September 30, 2018 compared to $0 in the six months ended September 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2018.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS.

Not required for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Corporation has offered up to 1,500,000 Preferred Units to accredited investors under Rule 506 of Regulation D of the Securities Act 1933. Each Unit consists of (i) 1 of the Corporation's Class A Preferred Shares convertible into 1 of the Corporation's Common Shares and (ii) 1 Warrant exercisable into 1 of the Corporation's Common Shares at an exercise price of $1.20 per Share for a period of three (3) years from issuance. The offering will close on the earlier of sale of all 1,500,000 Units, or March 31, 2019, or such extended date or amount as may be approved by the Board from time to time. As of the filing date, the Corporation had accepted subscriptions for a total of 1,312,500 Units for a total of US$1,050,000 (exclusive of debt conversion) and is continuing to offer Units for sale to accredited investors. The Corporation has submitted a Form D filing to the United States Securities and Exchange Commission for this Offering. The Company will use the net proceeds for investment purposes and operating expenses.

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

10.6	Services Agreement between Kyto Technology and Life Science, Inc. and Gerard Serfati [dated November 1, 2004]***

10.7	Subscription Agreement for Private Placement April 2018****

31.1	Section 302 Certification of principal executive officer*****

31.2	Section 302 Certification of principal financial and accounting officer*****

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*****

———————

*	Filed as Exhibit to Company’s Form 10-SB on September 12, 2003, with the Securities and Exchange Commission
**	Filed as Exhibit to Company’s Form 10-KSB/A on September 20, 2005, with the Securities and Exchange Commission
***	Filed as Exhibit to Company’s Form S-8 on November 18, 2004, with the Securities and Exchange Commission
****	Filed as Exhibit to Company’s Form 10-Q on August 20, 2018, with the Securities and Exchange Commission
*****	Filed with this Form 10-Q

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Paul Russo
Paul Russo Chief Executive Officer, principal executive officer, principal financial and accounting officer

Date:  October 30, 2018