Form 10-Q
period 2018-12-31
Kyto Technology & Life Science, Inc.
filed 2019-02-12
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

5,027,703 Common Shares - $1.00 Par Value - as of February 11, 2019

KYTO Technology and Life Science, Inc.

For the quarterly period ended December 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Kyto Technology and Life Science, Inc.
Condensed Balance Sheets

	December 31,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$14,534	$4
Receivables	1,000	-
Prepaid & other current assets	-	7,500
Total Current Assets	15,534	7,504

Investments	1,037,000	-
Total Assets	$1,052,534	$7,504

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable & accrued liabilities	$7,770	$13,030
Accrued liabilities & loans - related party	7,274	311,430
Total Current Liabilities	15,044	324,460

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Series A preferred convertible stock, $1.00 par value, 2,000,000 shares authorized, 1,868,750 and none issued and outstanding as of
December 31, 2018 and March 31, 2018, respectively	1,868,750	-
Series B preferred convertible stock, $0.80 par value, 1,500,000 shares authorized, none issued and outstanding as of December 31, 2018 and
March 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 5,027,703 and 3,139,747 issued and outstanding as of
December 31, 2018 and March 31 2018, respectively	503	314
Additional paid-in capital	31,705,129	32,063,476
Accumulated deficit	(32,536,892)	(32,380,746)
Total Stockholders' Equity (Deficit)	1,037,490	(316,956)

Total Liabilities and Stockholders' Equity (Deficit)	$1,052,534	$7,504

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31		December 31
	2018	2017	2018	2017

Revenue from sale of services	$5,000	$-	$5,000	$-

Operating Expenses
General and administrative	62,923	24,133	161,121	63,862
Total Operating Expenses	62,923	24,133	161,121	63,862

Loss from Operations	(57,923)	(24,133)	(156,121)	(63,862)

Interest expense, net	-	-	(25)	-
Net Loss before taxes	(57,923)	(24,133)	(156,146)	(63,862)

Net income (tax) benefit	-	-	-	-
Net Loss	$(57,923)	$(24,133)	$(156,146)	$(63,862)

Weighted average number of shares outstanding
basic and diluted	5,027,703	3,139,747	4,650,112	3,139,747

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.
Condensed Statements of Shareholders' Equity (Deficit)
(Unaudited)

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total

Balance, March 31, 2018	-	$-	3,139,747	$314	$32,063,476	$(32,380,746)	$(316,956)

Net (loss) for nine months ended December 31, 2018	-	-	-	-	-	(156,146)	(156,146)
Sale of preferred stock at $0.80 per share	1,468,750	1,468,750			(293,750)	-	1,175,000
Preferred stock issued for conversion of related party debt	400,000	400,000	-	-	(80,000)	-	320,000
Exercise of options for common stock at $.006 per share	-	-	1,887,956	189	11,139	-	11,328
Compensation expense on stock options	-	-	-	-	4,264	-	4,264
Balance, December 31, 2018	1,868,750	$1,868,750	5,027,703	$503	$31,705,129	$(32,536,892)	$1,037,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended	For the nine months ended
	December 31, 2018	December 31, 2017
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(156,146)	$(63,862)
Adjustments to reconcile net loss to net cash used
in operating activities
Loss on conversion of related party debt	5,099	-
Option compensation expense	4,264	-

Increase / (decrease) in operating assets and liabilities
Receivables	(1,000)	-
Prepaid & other current assets	7,500	-
Related party liabilities	-	48,000
Accounts payable and accrued liabilities	(5,260)	(5,022)
Total cash (used in) operating activities	(145,543)	(20,884)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equity investments	(1,037,000)	-
Total cash used in investing activities	(1,037,000)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sales of preferred stock	1,175,000	-
Proceeds from exercise of options for common stock	11,328	-
Advances from related party	10,745	20,960
Total cash provided by financing activities	1,197,073	20,960

Net increase in cash	14,530	76

Cash at beginning of period	4	-
Cash at end of period	$14,534	$76

Supplemental Cash Flow Information:
Interest Paid	$25	$-
Taxes Paid	$-	$-

Non Cash Financing and Investing Activities
Preferred shares issued for conversion of related party debt	$320,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2018

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of Kyto Technology and Life Science, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2018 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended December 31, 2018, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year. Although the Company has $14,534 in the bank at December 31, 2018 and has raised another $200,000 since that date, management recognizes that it currently has minimal revenue and that revenue generation could be a slow and uncertain process depending on the success and liquidity of the businesses in which it invests. All cash received to date has originated from private placements of equity securities to accredited investors and there is no assurance that the Company will be able to continue to raise such funding to cover new investments and net operating expenses. Accordingly, there is no assurance that the Company will be able to meet its cash obligations when they come due and payable, which raises doubt over the Company’s ability to continue as a going concern for one year from the issuance of these financial statements.

REVENUE RECOGNITION

The Company derives revenue from two sources: proceeds from the sale of investments and fees earned from the provision of financial advisory services to portfolio investment companies. As a minority, early-stage investor, the Company does not have the ability to manage the timing or acceptance of liquidity events that will realize its investments, nor the ability to predict when they may happen, although as a guideline, it would expect such events to occur around four years after its investments are made. The Company will book the revenue from investment activities upon completion of sale and receipt of net proceeds, after deducting related transaction expenses. The Company does not recognize any revenue from unrealized gains. The Company is in regular contact with the management of its portfolio investment companies and, from time to time, provides investment advice on a meeting or project basis under its advisory agreements. The services are invoiced, and the revenue recognized, upon completion.

USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during 2018 include, the valuation allowance of stock options and warrants.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2018 and March 31, 2018, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of December 31, 2018, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2018 and March 31, 2018, respectively.

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

NOTE 3 – INVESTMENTS

During the three months ended December 31, 2018, the Company made an aggregate investment of $450,000 in five separate early stage companies. In no case was there any financial or management control over the investment targets, and the ownership interest was below 15%. Accordingly, the Company carries these investments at cost and reviews results and expectations of target companies with target management on at least a quarterly basis to determine if there is any impairment in value, in which case the carrying value of the investment would be revalued. Management reviewed all investments in the quarter ended December 31, 2018 and there were no adjustments made for impairment.

NOTE 4 – ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2018, a balance of $311,430 was payable to a director, chairman and major shareholder of the Company in respect of expenses and fees incurred by him on behalf of the Company. At June 30, 2018, a total of $314,901 of the related party loans and accrued liabilities were converted into 400,000 investment units (“Units”) consisting of 400,000 shares of Series A preferred stock, and 400,000 Warrants to purchase common stock at $1.20 per share. The units were valued at $0.80 per unit. (See Note 6.) The Company recorded a loss on conversion of related party debt of $0 and $5,099 respectively, during the three and nine months ended December 31, 2018.

At December 31, 2018, $7,274 was due and payable to related parties. Of this amount $5,000 was due to the Company Chief Financial Officer for services provided to the Company, and $2,724 was due to the Chief Executive Officer as reimbursement for expenses incurred in the normal course of business.

The Company now operates virtually, and from public locations, and no longer leases any office space from related parties.

NOTE 6 – EQUITY

(A)PREFERRED STOCK

As of December 31, 2018 and March 31, 2018, there are 2,000,000 shares of Series A preferred stock (“Series A”) authorized at a par value of $1.00 per share. The Company has outstanding 1,868,750 shares of Series A as a result of the sale during the nine months ended December 31, 2018 of 1,468,750 Units at $0.80 per Unit in a private placement to accredited investors for $1,175,000, and 400,000 Units for the conversion of $320,000 of related party debt. The Units consist of one Series A share and one warrant per Unit. The Series A can either be converted into Common Shares upon listing of the Company on Nasdaq or elect to receive $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). All share issuances and obligations are recognized on the books and stock register, however, as at the date of this report certificates have not been delivered as a result of administrative delays in transferring to the Company’s selected stock transfer agent.

There are also 1,500,000 shares of Series B preferred stock (“Series B”) authorized at a par value of $0.80 per share. No Series B was issued or outstanding as at December 31, 2018 or March 31, 2018. The Series B can either be converted into Common Shares upon listing of the Company on Nasdaq or elect to receive $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of the Series B shall be entitled to receive in preference to the holders of Common Shares and Series A, a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference)

(B)COMMON STOCK

The Company has authorized 100,000,000 shares of common stock at a par value of $0.0001 per share. As of December 31, 2018, and March 31, 2018 a total of 5,027,703 and 3,139,747 shares of the Company’s common stock were issued and outstanding, respectively.

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

In April 2018, a total of $320,000 of related party loans and accrued liabilities were converted into Units consisting of 400,000 shares of Series A, and 400,000 Warrants to purchase common stock at $1.20 per share. Additionally, since April 2018, the Company has sold 1,468,750 investment units to accredited investors in a private placement for $1,175,000 in cash.

(D)STOCK OPTIONS

In April 2018, the Company approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan for the benefit of employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries. In the nine months ended December 31, 2018, the Company granted a total of 2,697,085 options at an exercise price of $0.006 per share. On May 18, 2018, 1,887,956 options vested upon the initial closing of the private placement and were exercised for $11,328. The remaining balance of 809,129 options will become fully vested upon the final close of the private placement after the sale of 1,500,000 units.

	Number of options	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2018	-	-	-
Granted	2,697,085	$ 0.006	1.00
Exercised	(1,887,956)	$ 0.006	-
Cancelled	-	-	-
Outstanding December 31, 2018	809,129	$ 0.006	0.25

Exercisable December 31, 2018	-	$ -	-

In connection with the grant of stock options the Company recognises the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations. The assumptions used for options granted in the nine months ended December 31, 2018 were as follows:

Stock Price at grant date	$0.006
Exercise Price	$0.006
Term in Years	1.00
Volatility assumed	73%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted. During the three and nine months ended December 31, 2018, the Company amortised $356 and $4,264, respectively, as option expense.

No options were granted as of March 31, 2018.

E)WARRANTS

In conjunction with the sale of stock Units, the Company issued 1,868,750 warrants to purchase common stock at a price of $1.20 per share for a period of three years. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility. The assumptions used for warrants granted in the nine months ended December 31, 2018 were as follows:

	Number of warrants	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2018	-	-	-
Granted	1,868,750	$ 1.20	3.00
Exercised	-	$ -	-
Cancelled	-	$ -	-
Outstanding December 31, 2018	1,868,750	$ 1.20	2.25

Exercisable December 31, 2018	1,868,750	$ 1.20	2.25

Stock Price at Valuation date	$0.006
Exercise Price	$1.20
Term in Years	3.00
Volatility assumed	73.0%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

At December 31, 2018 the value of the warrants was $0 as the Company did not bifurcate the value of Series A and warrants within the Units sold. There were no warrants issued or outstanding at March 31, 2018.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Company has raised a total of $200,000, for the sale of another 250,000 investment units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

In April, 2018, the Board adopted a new business plan focussed on the development of early stage technology and life science businesses through a combination of small investment funding and a range of technical and advisory business services. In order to fund the new business plan, the Company converted $320,000 of related party debt and accrued liabilities and received $1,175,000 in cash from the sale of investment units under the terms of a private placement offered to accredited investors.

Although the Company has $14,534 in the bank at December 31, 2018 and has raised another $200,000 since that date, management recognizes that it currently has minimal to no revenue and that revenue generation could be a slow and uncertain process depending on the success and liquidity of the businesses in which it invests and there is no assurance that the Company will be able to continue to raise such funding to cover new investments and net operating expenses. Accordingly, there is no assurance that the Company will be able to meet its cash obligations when they come due and payable, which raises doubt over the Company’s ability to continue as a going concern for a period of one year from the date of issuance of these financial statements.

Results of Operations

Revenue: In the three months ended December 31, 2018, the Company billed $5,000 for management advisory services provided to its investment portfolio companies.

General and Administration expenses: General and administration expenses include professional fees incurred in the course of SEC filing and compliance, and travel and conference fees associated with fund raising and review of investment dealflow.

For the nine months ended December 31, 2018 and 2017, the Company’s net loss was $156,146 and $63,862, respectively, compared to a net loss of $57,923 and $24,133 for the three months ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

The Company had a working capital deficit of $316,956 as of March 31, 2018. As a result of the private placement, the Company’s net working capital increased to $490 as of December 31, 2018. Cash was $4 as of March 31, 2018, and $14,534 as of December 31, 2018.

Cash from operating activities

The Company used net cash of $145,543 in operations during the nine months ended December 31, 2018 compared to net cash of $20,884 used by operations for the nine months ended December 31, 2017.

Cash from financing activities

The Company had a cash inflow from financing activities of $1,197,073 in the nine months ended December 31, 2018 compared to $20,960 in the nine months ended December 31, 2017.

Cash from investing activities

Cash outflow used in investing activities was $1,037,000 in the nine months ended December 31, 2018 compared to $0 in the nine months ended December 31, 2017.

The Company’s plan of operations for the next twelve months is to continue to focus its efforts on finding new sources of capital by means of private placements and to use this funding to fund additional investments as they become available, and to cover operating expenses.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2018. Notwithstanding this conclusion, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None

ITEM 1A.RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Corporation has offered up to 1,500,000 Preferred Units to accredited investors under Rule 506 of Regulation D of the Securities Act 1933. Each Unit consists of (i) 1 of the Corporation's Class A Preferred Shares convertible into 1 of the Corporation's Common Shares and (ii) 1 Warrant exercisable into 1 of the Corporation's Common Shares at an exercise price of $1.20 per Share for a period of three (3) years from issuance. The offering will close on the earlier of sale of all 1,500,000 Units, or March 31, 2019, or such extended date or amount as may be approved by the Board from time to time. As of the filing date, the Corporation had accepted subscriptions for a total of 1,468,750 Units for a total of US$1,175,000 (exclusive of debt conversion) and is continuing to offer Units for sale to accredited investors. The Corporation has submitted a Form D filing to the United States Securities and Exchange Commission for this Offering. The Company will use the net proceeds for investment purposes and operating expenses.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

None

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

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

Kyto Technology and Life Science, Inc.
Date: February 11, 2019
	By:	/s/ Paul Russo
Paul Russo
Chief Executive Officer, principal executive officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.
Date: February 11, 2019
	By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer