Form 10-K
period 2019-03-31
Kyto Technology & Life Science, Inc.
filed 2019-05-16
CIK 1164888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2019

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	000-50390	65-1086538
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

13050 La Paloma Road, Los Altos Hills, CA 94022

(Address of Principal Executive Office) (Zip Code)

(408) 313 5830

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant at the close of the second quarter on September 30, 2018, was approximately $1,040,256.

The Registrant had 5,836,832 shares of common stock, $0.0001 par value per share, outstanding on April 30, 2019

PART I

ITEM 1. BUSINESS

(A) BUSINESS DEVELOPMENT

Kyto Technology and Life Science, Inc. was formed as a Florida corporation on March 5, 1999 under the name of B12 Inc. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been looking at a number of strategies to become active. In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have committed to invest, and does not invest more than $250,000 in any single investment. The Company plans to generate revenue from two sources: (i) the sale of advisory services to its target investments and (ii) realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years following investment.

The Company has no regular employees, full-time or part-time. The chief executive officer of Kyto Technology and Life Science, Inc. is acting as a consultant to the Company and does not receive compensation.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company operates its business virtually from third party premises, or the homes of its directors and officers.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and directors.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ending March 31, 2019. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to find and realize our investments.

(A) MARKET INFORMATION

As of February 23, 2011, our stock quotation coverage moved from the FINRA operated OTC Bulletin Board to the OTC Markets Group, Inc.'s OTCQB under the same symbol "KBPH."

Our common stock has traded on the OTC Bulletin Board (R), or OTCBB, since August 4, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2019 and 2018. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

Common Stock	High	Low
Fiscal Year Ended March 31, 2019
First quarter	$2.35	$2.35
Second quarter	$2.35	$2.35
Third quarter	$2.35	$2.35
Fourth quarter	$2.35	$2.35

Fiscal Year Ended March 31, 2018
First quarter	$2.40	$2.35
Second quarter	$2.35	$2.35
Third quarter	$2.35	$2.35
Fourth quarter	$2.35	$2.35

There were 5,836,832 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2019.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2019, there were 14 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are approximately 100 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

The holders of Class A and B Preferred Stock shall be entitled to receive out of any funds of the Corporation at a time legally available for the declaration of dividends, dividends at a rate as shall be established within the sole discretion of the Board of Directors and under such terms and conditions as the Board shall prescribe, provided, however, that in the event dividends shall be declared, dividends on issued and outstanding Class A and B Preferred Stock shall be payable before any dividends shall be declared or paid upon or set apart for the Common Stock, all such dividends being noncumulative in nature.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The Company has authorized the creation of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan for the benefit of employees, consultants and directors. A pool of 2,697,085 shares was allocated to the option pool. These options have subsequently vested and been exercised, as a result of which there are no options outstanding or available for grant as of March 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	March 31, 2019	March 31, 2018
Net Loss	$(230,107)	$(90,827)

Loss Per Share	$(0.05)	$(0.03)

Total assets	$1,592,682	$7,504

Total liabilities	$28,950	$324,460

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION & LIQUIDITY

The Company has not been profitable and since its inception in March 1999 has had no revenue until the current fiscal year. In April, 2018, the Board adopted a new business plan focussed on the development of early stage technology and life science businesses through a combination of small investment funding and a range of technical and advisory business services. In order to fund the new business plan, the Company converted $320,000 of related party debt and accrued liabilities and raised $1,770,000 in cash from the sale of investment units under the terms of a private placement offered to accredited investors.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. The Company currently has $388,000 in the bank and expects to secure an additional $300,000 within the next two months as a final call on sales of Series A Preferred stock units, as the marketing of a $3 million higher-valued Series B round is commenced with a target close date of October 2019. The average monthly expenses for the year ended March 31, 2019 were $22,000 per month so the Company has sufficient cash to fund its operations for the remainder of its financial year ended March 31, 2020 if it simply manages its existing investments. However, it plans to ramp up monthly expenditure to an average of $48,000 per month to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has two viable alternative options to ensure continuity of liquidity and ongoing operations: the ability to slow down expenditure or defer future investment opportunities to balance its cash flow accordingly.

(B) RESULTS OF OPERATIONS

Revenue: The Company depends on the emergence of liquidity situations to realize its investments in portfolio companies but does not have any ability to influence such events. During the year ended March 31, 2019 there were no liquidation transactions and accordingly the Company did not generate any revenue from investments. The Company also provides advisory services to certain of its portfolio companies and during the year ended March 31, 2019, the Company recognized $9,000 revenue from advisory fees.

General and Administration expenses: General and administration expenses include professional fees incurred in the course of SEC filing and compliance, and travel and conference fees associated with fund raising and review of investment deal-flow. The Company incurred expenses of $239,082 and $90,827 in the years ended March 31, 2019 and 2018, respectively. The increase of 163% reflects the increased level of new business activity as the Company raised funding from private placements, and researched and evaluated investment candidates during the year ended March 31, 2019.

For the years ended March 31, 2019 and 2019, the Company’s net loss was $230,107 and $90,827, respectively.

(C) LIQUIDITY AND CAPITAL RESOURCES

Working capital:

The Company had a working capital surplus of $65,684 at March 31, 2019 and a working capital deficit of $(316,956) as of March 31, 2018. Cash was $93,634 and $4 as of March 31, 2019 and 2018, respectively.

Cash from operating activities:

The Company’s cash outflow from operations for the years ended March 31, 2019 and 2018 was $205,225 and $31,319, respectively.

Cash from financing activities:

The Company’s net cash flow from financing activities for the years ended March 31, 2019 and 2018 was $1,796,903 and $31,323, respectively. During the year ended March 31, 2019, the Company raised $1,770,000 from private placements of preferred investment units from accredited investors.

The Company has adopted a new business plan to assist early stage technology and life science companies by leveraging its network of experienced industry specialists to provide a combination of professional advisory services and investment, and thereby accelerate their development.

(D) OFF-BALANCE SHEET ARRANGEMENT

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached audited financial statements for Kyto Technology and Life Science, Inc. for the fiscal years ended March 31, 2019 and 2018 can be found beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants during the year and as of the date of these financial statements there are no disagreements with the findings of their accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended March 31, 2019 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2019

Management’s Report on Internal Control over Financial Reporting

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2019 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended March 31, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended March 31, 2019, we have engaged a third-party bookkeeping and accounting service to post accounting entries and reconcile our bank accounts. While this creates segregation of duties between the bookkeeping function and management supervision and control, we still remain a small company and therefore do not believe that these changes in our internal control over financial reporting should be regarded as material.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2018 that was not reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Georges Benarroch	72	Director
Paul Russo	76	Chief executive officer and director
Simon Westbrook	70	Chief financial officer

The business experience of the persons listed above during the past five years are as follows:

Mr. GEORGES BENARROCH, DIRECTOR

Mr. Benarroch has been a director of the Company since May 5, 2000. He was elected as President and Chief Executive Officer effective February 27, 2006. Mr. Benarroch is the President and Chief Executive Officer of Comindus Finance Inc. Mr. Benarroch has 40 years of investment banking as well as money management experience. Mr. Benarroch has raised financing for numerous companies, public as well as private and has managed for 35 years investment firms, in the USA, Canada and Europe. As well he has been the CEO of a Canadian multibillion dollar asset management firm. Mr. Benarroch resigned as President and Chief Executive Officer of KBPH on April 26, 2018 but remains as a Director.

Dr. PAUL RUSSO, CHIEF EXECUTIVE OFFICER & DIRECTOR

Dr. Russo is the Co-founder and CEO of Kyto Technology and Life Science, Inc. He is also the Founder & Chairman of GEO Semiconductor (www.geosemi.com) since 2014, after having served as Chairman & CEO from its founding in 2008. Dr. Russo also serves as a Director of InBay (www.inbaytech.com), Irystec (www.irystec.com), Semplus (www.sempluscorp.com) and several other technology ventures (Peekaboo, Dynamount, Illuminati, Thrive, and other technology startups). Dr. Russo is heavily involved with the Band of Angels, the Keiretsu Forum and other similar organizations which review over 1,000 start-ups' business plans per year. He is also a Board Advisor to BWG, LLC. Dr. Russo has served as an outside director of ATI Technologies from 2001 through its acquisition by AMD in 2006.

Prior to founding GEO Semiconductor, Dr. Russo founded Silicon Optix in 2000, a privately held fabless semiconductor company, serving as its Chairman & CEO through 2008. Prior to Silicon Optix, Dr. Russo was the founder, Chairman and CEO of Genesis Microchip (acquired by ST Micro in 2007) following Genesis Microchip’s NASD IPO in 1998.

Prior to founding Genesis, he was General Manager of the General Electric Microelectronics Center, Senior Manager of General Electric’s Industrial Electronics Development Lab and Head, Microsystems Research at RCA's David Sarnoff Research Center. While at RCA, Dr. Russo worked on the world first CMOS microprocessor and pioneered the first use of microprocessors in global communications, programmable video games, TV manufacturing automation and automotive engine control.

Mr. SIMON WESTBROOK, CHIEF FINANCIAL OFFICER

Effective March 15, 2018, Simon Westbrook was appointed the Company's Chief Financial Officer. In 2009, Mr. Westbrook founded Aargo Inc, a company specializing in financial consulting services to corporations in various tech-related industries. Prior to Aargo, Inc., Mr. Westbrook was CFO of Amber Networks, Inc., and the Chief Financial Officer of Sage, Inc. (NASDAQ: SAGI), a Silicon Valley company specializing in flat panel displays. Before joining Sage, Mr. Westbrook held a number of senior financial positions at Creative Technology (NASDAQ: CREAF), a leading PC multimedia company, and Atari Corp (AMEX: ATC), the video game and home computer company both in the USA and overseas. At various times, he has held positions as an advisory board member of the Silicon Valley Financial Executives Institute, and various technology start-up companies where he has assisted in strategic planning, fund raising and team development. Simon is a Chartered Accountant and holds a Masters in Economics from Trinity College, Cambridge in the UK.

(B) IDENTIFY SIGNIFICANT EMPLOYEES

The Company does not currently have, nor expect to receive a significant contribution from, employees that are not executive officers.

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

ITEM 11. EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE

The following table sets forth all annual and long-term compensation for services in all capacities rendered to Kyto by its executive officers and directors for each of the last two most recently completed fiscal years ended

		Annual Compensation in $			Long-term compensation awards in $		Payouts in $
Name and principal position	Year	Salary	Bonus	Other annual compensation	Securities under options/SARs granted	Restricted Shares or restricted share units	LT incentives
Georges Benarroch, Director	2018	-	-	-	-	-	-
	2017	-	-	-	-	-	-
Paul Russo, Chief executive officer, director	2018	-	-	-	-	-	-
	2018	-	-	-	-	-	-
Simon Westbrook, Chief financial officer	2017	-	-	-	-	-	-

OPTION/SAR GRANTS TABLE

Name and position	Options, beginning of year	Granted	Vested	Exercised	Options, end of year
Georges Benarroch, Director	-	-	-	-	-
Paul Russo, Chief executive officer	-	2,697,085	2,697,085	2,697,085	-
Simon Westbrook, Chief financial officer	-	-	-	-	-

(B) LONG-TERM INCENTIVE ("LTIP") AWARDS TABLE

None

(C) COMPENSATION OF DIRECTORS

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

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2019 of Kyto other than for routine indebtedness.

(D) EMPLOYMENT CONTRACTS

None

(E) REPORT ON REPRICING OF OPTIONS/SARS

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to the Company, as the issuer, to be beneficial owner of more than five percent (5%) of any class of the said issuer's voting securities.

Title of class	Name & address of beneficial owner	Common shares	Percentage of class
Common	Comindus Finance Corp, Florida, USA	2,697,085	46.2%
Common	Paul Russo, Los Altos, California, USA	2,697,085	46.2%

(B) SECURITY OWNERSHIP OF MANAGEMENT

Title of class	Name & address of beneficial owner		Common shares	Percentage of class
Common	Georges Benarroch, Florida, USA	(1)	2,697,085	46.20%
Common	Paul Russo, California, USA		2,697,085	46.20%
Common	Simon Westbrook, California, USA		-	0.00%

(C) CHANGES IN CONTROL

There is no such arrangement which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in notes 3 of the Financial Statements.

At March 31, 2018, a balance of $311,430 was payable to a director, chairman and major shareholder of the Company in respect of expenses and fees incurred by him on behalf of the Company. At June 30, 2018, a total of $314,901 of the related party loans and accrued liabilities were converted into 400,000 investment units (“Units”) consisting of 400,000 shares of Series A preferred stock, and 400,000 Warrants to purchase common stock at $1.20 per share. The units were valued at $0.80 per unit. (See Note 5.) The Company recorded a loss on conversion of related party debt of $5,099 and $0 respectively, during the years ended March 31, 2019 and March 31, 2018.

Directors fees are also included in accrued liabilities – related parties. Directors fees for the years ended March 31, 2019 and 2018 were $0 and $24,000, respectively, and were included in general and administrative expense in the accompanying statements of operations. At March 31, 2019 and 2018, the Company had accrued and owed $2,250 and $0, respectively, to Paul Russo for car and telephone allowance. At March 31, 2019 and 2018, the Company had accrued and owed $5,000 and $0, respectively to Simon Westbrook for unpaid consulting fees.

(B) TRANSACTIONS WITH PROMOTERS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch is the president of Comindus Finance Corp, holding 2,697,085 shares of the Company common stock represented by 46.2% of total issued and outstanding shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $37,500 and $37,500 for audit of our annual financial statements for the fiscal years ended March 31, 2019 and 2018. These amounts include the review of our related Forms 10Q during the years audited.

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP for audit related services rendered during the fiscal years ended March 31, 2019 and 2018.

(3) Tax Fees

No professional services were rendered by RBSM LLP for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2019 and 2018.

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

* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission

** Filed as Exhibit with this Form 10-K.

(B) Code of Ethics

Kyto Technology and Life Science, Inc. will conduct its business honestly and ethically wherever we operate in the world. We will constantly improve the quality of our services, products and operations and will create a reputation for honesty, fairness, respect, responsibility, and integrity, trust and sound business judgment. No illegal or unethical conduct on the part of officers, directors, employees or affiliates is in the company's best interest. Kyto Technology and Life Science, Inc. will not compromise its principles for short-term advantage. The ethical performance of this company is the sum of the ethics of those who work here. Thus, we are all expected to adhere to high standards of personal integrity.

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

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

DATE: May 16, 2019	By: / s/ Simon Westbrook

Name: Simon Westbrook

Chief Financial Officer,

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Russo	Chief Executive Officer	May 16, 2019
Paul Russo

/s/ Georges Benarroch	Director	May 16, 2019
Georges Benarroch

/s/ Simon Westbrook	Chief Financial Officer	May 16, 2019
Simon Westbrook

Kyto Technology and Life Science, Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kyto Technology and Life Science, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kyto Technology and Life Science, Inc. (the Company) as of March 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended March, 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2011

/s/RBSM LLP

Henderson, NV

May 16, 2019

Kyto Technology and Life Science, Inc.
Balance Sheets
	March 31,	March 31,
	2019	2018

ASSETS
Current Assets
Cash	$93,634	$4
Receivables	1,000	-
Prepaid & other current assets	-	7,500
Total Current Assets	94,634	7,504

Investments	1,498,048	-

Total Assets	$1,592,682	$7,504

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable & accrued liabilities	$21,700	$13,030
Accrued liabilities & loans - related party	7,250	311,430
Total Current Liabilities	28,950	324,460

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Series A preferred convertible stock, $1.00 par value, 4,000,000 shares authorized, 2,612,500 and none issued and outstanding as of March 31, 2019 and March 31, 2018, respectively	2,612,500	-
Series B preferred convertible stock, $0.80 par value, 1,500,000 shares authorized, none issued and outstanding as of March 31, 2019 and March 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,836,832 and 3,139,747 issued and outstanding as of March 31, 2019 and March 31, 2018, respectively	584	314
Additional paid-in capital	31,561,501	32,063,476
Accumulated deficit	(32,610,853)	(32,380,746)
Total Stockholders' Equity (Deficit)	1,563,732	(316,956)

Total Liabilities and Stockholders' Equity (Deficit)	$1,592,682	$7,504

The accompanying notes are an integral part of these audited financial statements.

Kyto Technology and Life Science, Inc.
Statements of Operations

	For the Years Ended March 31,
	2019	2018
Revenue from sale of services	$9,000	$-

Operating Expenses
General and administrative	239,082	90,827
Total Operating Expenses	239,082	90,827

Loss from Operations	(230,082)	(90,827)

Interest expense, net	(25)	-
Net Loss before taxes	(230,107)	(90,827)

Net income (tax) benefit	-	-

Net Loss	$(230,107)	$(90,827)

Weighted average number of shares outstanding basic and diluted
	4,768,369	3,139,747

Net loss per share - basic and diluted	$(0.05)	$(0.03)

The accompanying notes are an integral part of these audited financial statements.

Kyto Technology and Life Science, Inc.
Statements of Shareholders' Equity (Deficit)

	Preferred A	Preferred A Stock	Preferred B	Preferred B Stock	Common	Common Stock	Additional Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total
Balance, March 31, 2017	-	$ -	-	$ -	3,139,747	$ 314	$32,063,476	$(32,289,919)	$(226,129)

Net (loss) for year ended March 31, 2018	-	-	-	-	-	-	-	(90,827)	(90,827)

Balance, March 31, 2018	-	-	-	-	3,139,747	314	32,063,476	(32,380,746)	(316,956)

Net (loss) for the year ended March 31, 2019	-	-	-	-	-	-	-	(230,107)	(230,107)

Sale of Series A preferred stock at $0.80 per share	2,212,500	2,212,500	-	-	-	-	(442,500)	-	1,770,000

Series A Preferred stock issued for conversion of related party debt	400,000	400,000	-	-	-	-	(80,000)	-	320,000

Exercise of options for common stock at $.006 per share	-	-	-	-	2,697,085	270	15,912	-	16,182

Compensation expense on stock options	-	-	-	-	-	-	4,613	-	4,613

Balance, March 31, 2019	2,612,500	$2,612,500	-	$ -	5,836,832	$ 584	$31,561,501	$(32,610,853)	$1,563,732

The accompanying notes are an integral part of these audited  financial statements.

Kyto Technology and Life Science, Inc.
Statements of Cash Flows

	For the year ended	For the year ended
	March 31, 2019	March 31, 2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(230,107)	$(90,827)
Adjustments to reconcile net loss to net cash used in operating activities

Loss on conversion of related party debt	5,099	-
Option compensation expense	4,613	-

Increase / (decrease) in operating assets and liabilities
Receivables	(1,000)	-
Prepaid & other current assets	7,500	(7,500)
Related party liabilities	-	64,000
Accounts payable and accrued liabilities	8,670	3,008

Total cash (used in) operating activities	(205,225)	(31,319)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equity investments	(1,498,048)	-
Total cash used in investing activities	(1,498,048)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sales of preferred stock	1,770,000	-
Proceeds from exercise of options for common stock	16,182	-
Advances from related party	10,721	31,323
Total cash provided by financing activities	1,796,903	31,323

Net increase in cash	93,630	4

Cash at beginning of period	4	-
Cash at end of period	$93,634	$4

Supplemental Cash Flow Information:
Interest Paid	$25	$-
Taxes Paid	$-	$-

Non Cash Financing and Investing Activities
Preferred shares issued for conversion of related party debt	$320,000	$-

The accompanying notes are an integral part of these audited financial statements.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NATURE OF BUSINESS

Kyto Technology and Life Science, Inc. was formed as a Florida corporation on March 5, 1999 under the name of B12 Inc. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other proliferate and autoimmune diseases and had been looking at a number of strategies to become active. In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have committed to invest and does not plan to invest more than $250,000 in any single investment. The Company plans to generate revenue from two sources: (i) the sale of advisory services to its target investments and (ii) realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years.

(B) LIQUIDITY

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. The Company currently has $388,000 in the bank and expects to secure an additional $300,000 within the next two months as a final call on sales of Series A Preferred stock units, as the marketing of a $3 million higher-valued Series B round is commenced with a target close date of October 2019. The average monthly expenses for the year ended March 31, 2019 were $22,000 per month so the Company has sufficient cash to fund its operations for the remainder of its financial year ended March 31, 2020 if it simply manages its existing investments. However it plans to ramp up monthly expenditure to an average of $48,000 per month to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has two viable alternative options to ensure continuity of liquidity and ongoing operations: the ability to slow down expenditure or defer future investment opportunities to balance its cash flow accordingly.

(C) REVENUE RECOGNITION

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

(D) INCOME TAXES

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

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(E) USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during the fiscal year ended March 31, 2019 and 2018 include the valuation allowance of stock options and warrants.

(F) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2019 and 2018, respectively.

(G) CONCENTRATIONS

The Company maintains its cash in bank checking and deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2019 and 2018, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2019 and 2018, respectively.

(H) STOCK-BASED COMPENSATION

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

(J) INVESTMENTS

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

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

(L) SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies.

NOTE 3 RELATED PARTY TRANSACTIONS

At March 31, 2018, a balance of $311,430 was payable to a director, chairman and major shareholder of the Company in respect of expenses and fees incurred by him on behalf of the Company. At June 30, 2018, a total of $314,901 of the related party loans and accrued liabilities were converted into 400,000 investment units (“Units”) consisting of 400,000 shares of Series A preferred stock, and 400,000 Warrants to purchase common stock at $1.20 per share. The units were valued at $0.80 per unit. (See Note 5.) The Company recorded a loss on conversion of related party debt of $5,099 and $0 respectively, during the years ended March 31, 2019 and March 31, 2018.

Directors fees are also included in accrued liabilities – related parties. Directors fees for the years ended March 31, 2019 and 2018 were $0 and $24,000, respectively, and were included in general and administrative expense in the accompanying statements of operations. At March 31, 2019 and 2018, the Company had accrued and owed $2,250 and $0, respectively, to Paul Russo for car and telephone allowance. At March 31, 2019 and 2018, the Company had accrued and owed $5,000 and $0, respectively to Simon Westbrook for consulting fees.

NOTE 4 STOCKHOLDERS' DEFICIENCY

STOCKHOLDERS DEFICIENCY

As reflected in the accompanying financial statements, the Company has minimal revenues, a net loss of $230,107, and an accumulated deficit of $32,610,853 at March 31, 2019.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Diluted net loss per share is not reported where the diluted earnings per share would be anti-dilutive. The following reconciles amounts reported in the financial statements for the years ended:

	2019	2018
Net loss available to common shareholders	$(230,107)	$(90,827)
Weighted average common shares outstanding	4,768,369	3,139,747
Basic and diluted net loss per share	$(0.05)	$(0.03)

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019

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

The Company had no income tax provision for the years ended March 31, 2019 and 2018 because the Company had net operating losses for federal and state tax purposes. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382/383, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation or eliminate them entirely. An ownership change pursuant to Section 382/383 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited or eliminate them entirely.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the years ended March 31
	2019	2018
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit*	(8.8)%	(4.7)%
Permanent differences	- %	-%
Change in valuation allowance	29.8%	25.7%
Effective income tax rate	-%	-%

*nexus transferred to California in 2019

The Company has determined that a valuation allowance for the entire net deferred tax asset is required. A valuation allowance is required if, based on the weight of evidence, it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. After consideration of all the evidence, management has determined that a full valuation allowance is necessary to reduce the deferred tax asset to zero.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For the years ended March 31
	2019	2018
Net operating loss carryforwards	$6,304,297	$6,898,057
Current year losses	230,107	90,827
Permanent differences	-	-
Gross deferred tax assets	$6,534,404	$6,988,884
Valuation allowance	(6,534,404)	(6,988,884)
Deferred tax asset, net of valuation allowance	$-	$-

At March 31, 2019 and 2018, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $6.5 million and $6.9 million, respectively. These loss carryforwards expire within fifteen to twenty years of the respective tax years and may be used to offset future taxable income through 2038.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019

NOTE 5 INCOME TAXES (CONTINUED)

The TCJA, also introduces a limitation on the amount of NOLs that a corporation may deduct in a single tax year under section 172(a) equal to the lesser of the available NOL carryover or 80 percent of a taxpayer’s pre-NOL deduction taxable income (the “80-percent limitation”). This limitation applies only to losses arising in tax years that begin after Dec. 31, 2017 based upon section 172(e)(1) of the amended statute.

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

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended March 31, 2015 (or the tax year ended March 31, 2013 if the Company were to utilize its NOLs).

NOTE 6 EQUITY

(A) PREFERRED STOCK

As of March 31, 2019 and March 31, 2018, there are 4,000,000 shares of Series A preferred stock (“Series A”) authorized at a par value of $1.00 per share. The Company has outstanding 2,612,500 shares of Series A as a result of the sale during the year ended March 31, 2018 of 2,212,500 Units at $0.80 per Unit in a private placement to accredited investors for $2,212,500, and 400,000 Units for the conversion of $320,000 of related party debt. The Units consist of one Series A share and one warrant per Unit. The Series A can either be converted into Common Shares upon listing of the Company on Nasdaq or elect to receive $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). All share issuances and obligations are recognized on the books and stock register, however, as at the date of this report certificates have not been delivered as a result of administrative delays in transferring to the Company’s selected stock transfer agent. On March 26, 2019 the Board approved resolutions to increase the authorized share capital from 2 million to 4 million Series A Preferred Shares, and the number of units to be sold in the private placement from 3 million to 4 million, subject to demand and investment requirements as determined from time to time by the Board.

There are also 1,500,000 shares of Series B preferred stock (“Series B”) authorized at a par value of $0.80 per share. No Series B was issued or outstanding as at March 31, 2019 or March 31, 2018. The Series B can either be converted into Common Shares upon listing of the Company on Nasdaq or elect to receive $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of the Series B shall be entitled to receive in preference to the holders of Common Shares and Series A, a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference)

(B) COMMON STOCK

The Company has authorized 100,000,000 shares of common stock at a par value of $0.0001 per share. As of March 31, 2019, and March 31, 2018 a total of 5,836,832 and 3,139,747 shares of the Company’s common stock were issued and outstanding, respectively.

(C) PRIVATE PLACEMENT

In April 2018, in a non-brokered private placement, as extended and amended from time to time, the Company offered accredited investors an opportunity to purchase a minimum of 875,000 and maximum of 3,000,000 Units. These Units consist of one Series A (convertible into one common share) and one warrant (exercisable into one common share at $1.20 per share for a period of three years). The Preferred Shares can be converted into Common Shares upon listing of the Company on NASDAQ, or redeemed for $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of preferred shares shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to (2x) the Original Purchase price plus any declared but unpaid dividends (“Liquidation preference”). The Units are priced at $0.80 per unit.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019

NOTE 6 EQUITY (CONTINUED)

(C) PRIVATE PLACEMENT (CONTINUED)

In April 2018, a total of $320,000 of related party loans and accrued liabilities were converted into Units consisting of 400,000 shares of Series A, and 400,000 Warrants to purchase common stock at $1.20 per share. Additionally, since April 2018, the Company has sold 2,212,500 investment units to accredited investors in a private placement for $1,770,000 in cash.

(D) STOCK OPTIONS

In April 2018, the Company approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan for the benefit of employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries. In the year ended March 31, 2018, the Company granted a total of 2,697,085 options at an exercise price of $0.006 per share. During the year ended March 31, 2019, 2,697,085 options vested upon the closing of the private placement and were exercised for $16,182.

	Number of options	Weighted average exercise price $	Weighted average remaining life in years
Outstanding March 31, 2018	-	-	-
Granted	2,697,085	-	1
Exercised	(2,697,085)	-	1
Cancelled	-	-	-
Outstanding March 31, 2019	-	-	-

Exercisable March 31, 2019	-	-	-

In connection with the grant of stock options the Company recognises the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations. The assumptions used for options granted in the year ended March 31, 2019 were as follows:

Stock Price at grant date	$0.006
Exercise Price	$0.006
Term in Years	1.00
Volatility assumed	73.0%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted. During the year ended March 31, 2019, the Company amortised $4,613 as option expense.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019

NOTE 6 EQUITY (CONTINUED)

(E) WARRANTS

In conjunction with the sale of stock Units, the Company issued 2,612,200 warrants to purchase common stock at a price of $1.20 per share for a period of three years. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility.

	Number of warrants	Weighted average exercise price $	Weighted average remaining life in years
Outstanding March 31, 2018	-	-	-
Granted	2,612,500	1.20	3.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding March 31, 2019	2,612,500	1.20	2.41

Exercisable March 31, 2019	2,612,500	-	2.41

At March 31, 2019 the value of the warrants was $0 as the Company did not bifurcate the value of Series A and warrants within the Units sold. There were no warrants issued or outstanding at March 31, 2018.

NOTE 7 SUBSEQUENT EVENTS

Since March 31, 2019, the Company has raised $525,000 from the sale of 656,250 Series A preferred stock units through private placements.

Since March 31, 2019, the Company has invested $123,500 in two additional investment opportunities.

In April 2019, the Board authorized and paid a bonus of $50,000 to the chief executive officer in recognition of his success in fund raising.