Form 10-Q
period 2019-06-30
Kyto Technology & Life Science, Inc.
filed 2019-07-31
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files). [   ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,836,832 Common Shares - $.01 Par Value - as of July 31, 2019

KYTO Technology and Life Science, Inc.

For the quarterly period ended June 30, 2019

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Kyto Technology and Life Science, Inc.
Condensed Balance Sheets
	June 30,	March 31,
	2019	2019

ASSETS
Current Assets
Cash	$325,308	$93,634
Receivables	1,000	1,000
Deferred fundraising expenses	124,013	-
Total Current Assets	450,321	94,634

Investments	1,821,545	1,498,048

Total Assets	$2,271,866	$1,592,682

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable & accrued liabilities	$39,631	$21,700
Accrued liabilities & loans - related party	5,000	7,250
Total Current Liabilities	44,631	28,950

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock authorized but not designated, $.01 par value,
25,800,000 shares, none issued and outstanding as
of June 30, 2019 and March 31, 2019	-	-
Series A preferred convertible stock, $.01 par value, 4,200,000 shares authorized, 3,693,750 and 2,612,500 issued and outstanding as of
June 30, 2019 and March 31, 2019, respectively	36,938	26,125
Series B preferred convertible stock, $.01 par value,
none authorized, issued and outstanding as
of June 30, 2019; 1,500,000 authorized, 0 issued or	-	-
outstanding as of March 31, 2019
Common stock, $0.01 par value, 40,000,000 shares
authorized, 5,836,832 issued and outstanding as of
June 30, 2019 and March 31 2019, respectively	58,368	58,368
Additional paid-in capital	34,944,380	34,090,092
Accumulated deficit	(32,812,451)	(32,610,853)
Total Stockholders' Equity	2,227,235	1,563,732

Total Liabilities and Stockholders' Equity	$2,271,866	$1,592,682

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.
Condensed Statements of Operations

	For the Three Months Ended June 30,
	2019	2018
Revenue from sale of services	$3,250	$-

Operating Expenses
General and administrative	204,848	35,841
Total Operating Expenses	204,848	35,841

Loss from Operations	(201,598)	(35,841)

Interest expense, net	-	-
Net Loss before taxes	(201,598)	(35,841)

Net income (tax) benefit	-	-
Net Loss	$(201,598)	$(35,841)

Weighted average number of shares outstanding
basic and diluted	5,836,832	5,027,703

Net loss per share - basic and diluted	$(0.03)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.
Condensed Statements of Shareholders' Equity

	Preferred A Stock #	Preferred A Stock Amount	Preferred B Stock #	Preferred B Stock Amount	Common Stock #	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2018	-	$-	-	$-	3,139,747	$31,397	$32,032,393	$(32,380,746)	$(316,956)

Net (loss) for the three months ended June 30, 2018	-	-	-	-	-	-	-	(35,841)	(35,841)
Sale of Series A preferred stock at $0.80 per share	750,000	7,500	-	-	-	-	592,500	-	600,000
Series A Preferred stock issued for conversion of related party debt	400,000	4,000	-	-	-	-	316,000	-	320,000
Exercise of options for common stock at $.006 per share	-	-	-	-	1,887,956	18,880	(7,552)	-	11,328
Compensation expense on stock options	-	-	-	-	-	-	3,551	-	3,551
Balance, June 30, 2018	1,150,000	$11,500	-	$-	5,027,703	$50,277	$32,936,892	$(32,416,587)	$582,082

	Preferred A Stock #	Preferred A Stock Amount	Preferred B Stock #	Preferred B Stock Amount	Common Stock #	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2019	2,612,500	$26,125	-	$-	5,836,832	$58,368	$34,090,092	$(32,610,853)	1,563,732

Net (loss) for the three months ended June 30, 2019	-	-	-	-	-	-	-	(201,598)	(201,598)
Sale of Series A preferred stock at $0.80 per share	1,081,250	10,813	-	-	-	-	854,187	-	865,000
Compensation expense on stock options	-	-	-	-	-	-	101	-	101
Balance, June 30, 2019	3,693,750	$36,938	-	$-	5,836,832	$58,368	$34,944,380	$(32,812,451)	$2,227,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.
Condensed Statements of Cash Flows

	For the three months ended	For the three months ended
	June 30, 2019	June 30, 2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(201,598)	$(35,841)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on conversion of related party debt	-	5,099
Option compensation expense	101	3,551

Increase / (decrease) in operating assets and liabilities
Prepaid & other current assets	-	7,500
Deferred fundraising expenses	(124,013)	-
Accounts payable and accrued liabilities	17,931	2,088
Total cash (used in) operating activities	(307,579)	(17,603)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equity investments	(323,497)	(387,000)
Total cash (used in) investing activities	(323,497)	(387,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sales of preferred stock	865,000	600,000
Proceeds from exercise of options for common stock	-	11,328
Advances from related party	(2,250)	3,521
Total cash provided by financing activities	862,750	614,849

Net increase in cash	231,674	210,246

Cash at beginning of period	93,634	4
Cash at end of period	$325,308	$210,250

Supplemental Cash Flow Information:
Interest Paid	$-	$-
Taxes Paid	$800	$-

Non Cash Financing and Investing Activities
Preferred shares issued for conversion of related party debt	$-	$320,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2019

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

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. The Company currently has $325,000 in the bank and is now actively marketing the first $3 million tranche of a Series B round with a target close date of October 2019. The average monthly expenses for the year ended March 31, 2019 were $22,000 per month so the Company has sufficient cash to fund its operations for the remainder of its financial year ended March 31, 2020 if it simply manages its existing investments. However it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly. While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of Kyto Technology and Life Science, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2019 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended June 30, 2019, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2019

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during 2018 and 2019 include, the valuation of stock options and warrants.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at June 30, 2019 and March 31, 2019, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of June 30, 2019, the Company deposits were approximately $75,000 in excess of federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2019 and March 31, 2019, respectively.

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

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2019

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DEFERRED FUNDRAISING EXPENSES

The Company commenced a plan to raise a Series B Preferred round of equity to fund its ongoing investment program and cost of operations. Typically, it expects that this plan, from start to finish may take from six to nine months and in order to match the cost and benefits of this process, the Company has adopted a policy of capitalizing direct expenses incurred in the course of fund raising with the intention of netting accumulated expenses against proceeds from sale of equity, and reporting the net funds raised at the close. Direct expenses include legal fees, investor relations fees, investor roadshows and meeting expenses, and related filing and printing fees.

NOTE 3 – INVESTMENTS

The Company carries investments at the lower of cost or fair market value. These investments are accounted for as cost method investments in accordance with ASC 325 as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. The Company reviews the performance of the underlying investments to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. During the three months ended June 30, 2019, the Company made an aggregate investment of $323,497 in four separate early stage companies. In no case was there any financial or management control over the investment targets, and the ownership interest was below 15%. Accordingly, the Company carries these investments at cost and reviews results and expectations of target companies with target management on at least a quarterly basis to determine if there is any impairment in value, in which case the carrying value of the investment would be revalued. Management reviewed all investments in the quarter ended June 30, 2019 and there were no adjustments made for impairment.

NOTE 4 - ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2019

NOTE 5 –RELATED PARTY TRANSACTIONS

Directors fees are also included in accrued liabilities – related parties. Directors fees for the years ended March 31, 2019 and 2018 were $0 and $24,000, respectively, and were included in general and administrative expense in the accompanying statements of operations. At March 31, 2019 and 2018, the Company had accrued and owed $2,250 and $0, respectively, to Paul Russo for car and telephone allowance. At June 30, 2019 and March 31, 2019, the Company had accrued and owed $5,000 and $7,250, respectively to officers of the Company for consulting fees and expenses.

The Company now operates virtually, and from public locations, and no longer leases any office space from related parties.

NOTE 6– EQUITY

(A)PREFERRED STOCK

As of June 30, 2019 and March 31, 2019, there are 4,200,000 shares of Series A preferred stock (“Series A”) authorized at a par value of $.01 per share. The Company has 3,693,750 and 2,612,500 shares of Series A outstanding at June 30, 2019 and March 31, 2019, respectively as a result of the sale of investment Units at $0.80 per Unit in a private placement to accredited investors. The Units consist of one Series A share and one warrant per Unit. The Series A can either be converted into Common Shares upon listing of the Company on Nasdaq or elect to receive $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to two times (2x) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). All share issuances and obligations are recognized on the books and stock register, however, as at the date of this report certificates have not been delivered as a result of administrative delays in transferring to the Company’s selected stock transfer agent. On March 26, 2019 the Board approved resolutions to increase the authorized share capital from 2 million to 4 million Series A Preferred Shares, and the number of units to be sold in the private placement from 3 million to 4 million, subject to demand and investment requirements as determined from time to time by the Board.

Subsequent to June 30, 2019, in readiness for the intended Series B fund raising round, the Company has conducted a proxy vote of shareholders which approved (i) a change of state of incorporation from Florida to Delaware, (ii) amended authorized share capital to 40 million common shares and 30 million preferred shares and (iii) amended the par value of all classes of shares to $0.01 per share. The effective date of this reorganization is July 8, 2019. The impact of these changes has been reflected in both current and prior year financial statements and the related notes to these financial statements.

(B)COMMON STOCK

The Company has authorized 40,000,000 shares of common stock at a par value of $0.01 per share. As of June 30, 2019, and March 31, 2019 a total of 5,836,832 shares of the Company’s common stock were issued and outstanding.

(C)PRIVATE PLACEMENT

In April 2018, in a non-brokered private placement, the Company offered accredited investors an opportunity to purchase a minimum of 875,000 and maximum of 1,500,000 Units. These Units consist of one Series A (convertible into one common share) and one warrant (exercisable into one common share at $1.20 per share for a period of three years). The Preferred Shares can be converted into Common Shares upon listing of the Company on NASDAQ, or redeemed for $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of preferred shares shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to (2x) the Original Purchase price plus any declared but unpaid dividends (“Liquidation preference”). The Units are priced at $0.80 per unit. Subsequently the limit of Unit sales was increased to four million units.

In April 2018, a total of $320,000 of related party loans and accrued liabilities were converted into Units consisting of 400,000 shares of Series A, and 400,000 Warrants to purchase common stock at $1.20 per share. Additionally, since April 2018, the Company has sold 3,293,750 investment units to accredited investors in a private placement for $2,635,000 in cash.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2019

NOTE 6– EQUITY (CONTINUED)

(D)STOCK OPTIONS

In April 2018, the Company approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan for the benefit of employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries. In the nine months ended December 31, 2018, the Company granted a total of 2,697,085 options at an exercise price of $0.006 per share. On May 18, 2018, 1,887,956 options vested upon the initial closing of the private placement and were exercised for $11,328. The remaining balance of 809,129 options became become fully vested upon the final close 1,500,000 units sold in the private placement.

	Number of options	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2018	-	$ -	-
Granted	2,697,085	$ 0.00	1.00
Exercised	(2,697,085)	$ 0.00	1.00
Cancelled	-	$ 0.00	-
Outstanding March 31, 2019	-	$ 0.00	-
Granted	-	$ 0.00	-
Exercised	-	$ 0.00	-
Cancelled	-	$ 0.00	-
Outstanding June 30, 2019	-	$ 0.00	-

Exercisable June 30, 2019	-	$ -	-

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

There were no option grants in the three months ended June 30, 2019.

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted. During the three months ended June 30, 2019 and 2018, the Company amortised $101 and $3,551, respectively, as option expense.

(E)WARRANTS

In conjunction with the sale of stock Units, the Company issued 3,693,750 warrants to purchase common stock at a price of $1.20 per share for a period of three years. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2019

NOTE 6– EQUITY (CONTINUED)

	Number of warrants	Weighted average exercise price
Outstanding March 31, 2018	-	$ -
Granted	2,612,500	$ 1.20
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding March 31, 2019	2,612,500	$ 1.20
Granted	1,081,250	$ 1.20
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding June 30, 2019	3,693,750	$ 1.20

Exercisable June 30, 2019	3,693,750

The assumptions used for warrants granted in the three months ended June 30, 2019 were as follows:

Stock Price at Valuation	$0.006
Exercise Price	$1.20
Term in Years	3.00
Volatility assumed	73.0%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

At June 30, 2019 the value of the warrants was $0 as the Company did not bifurcate the value of Series A and warrants within the Units sold. The weighted average remaining life of the warrants at June 30, 2019 was 2.36 years.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to June 30, 2019, in readiness for the intended Series B fund raising round, the Company has conducted a proxy vote of shareholders which approved (i) a change of state of incorporation from Florida to Delaware, (ii) amended authorized share capital to 40 million common shares and 30 million preferred shares and (iii) amended the par value of all classes of shares to $0.01 per share. The effective date of this reorganization is July 8, 2019. The impact of these changes has been reflected in both current and prior year financial statements and the related notes thereto.

As at July 26, the Company had sold an additional $80,000 of Series A stock units to accredited investors and invested a total of $60,000 in two new investment opportunities.

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

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. The Company currently has $325,000 in the bank and is now actively marketing the first $3 million tranche of a Series B round with a target close date of October 2019. The average monthly expenses for the year ended March 31, 2019 were $22,000 per month so the Company has sufficient cash to fund its operations for the remainder of its financial year ended March 31, 2020 if it simply manages its existing investments. However it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly. While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations.

Results of Operations

Revenue: In the three months ended June 30, 2018, the Company billed $3,250 for management advisory services provided to its investment portfolio companies.

General and Administration Expenses: General and administration expenses include professional fees incurred in the course of SEC filing and compliance, and travel and conference fees associated with fund raising and review of investment deal-flow.

The Company deferred $124,013 in expenditures incurred in the three months ended June 30, 2019 that related specifically to the cost of the Series B fundraising including legal and accounting fees, investor relations, and investor meetings.

For the three months ended June 30, 2019 and 2018, the Company’s net loss was $201,598 and $35,841, respectively. Expenses for the three months ended June 30, 2019 included $160,000 in executive bonus.

Liquidity and Capital Resources

The Company had working capital of $405,690 and $65,684 at June 30, 2019 and March 31, 2019, respectively. Cash was $325,308 and $93,634 as at June 30, 2019 and March 31, 2019, respectively.

Cash from operating activities

The Company used net cash of $307,579 in operations during the three months ended June 30, 2019 compared to net cash of $17,603 used by operations for the three months ended June 30, 2018.

Cash from investing activities

The Company used net cash of $323,497 in investing activities in the three months ended June 30, 2019 compared to $387,000 in the three months ended June 30, 2018.

Cash from financing activities

The Company had a net cash inflow from financing activities of $862,750 in the three months ended June 30, 2019 compared to $614,849 in the three months ended June 30, 2018. This inflow included $865,000 proceeds from the sale of preferred stock in the three months ended June 30, 2019 compared to $600,000 in the corresponding prior period. Additionally, the Company raised $11,328 from the exercise of stock options in the three months ended June 30, 2018 compared to $0 in the three months ended June 30, 2019. The Company also generated $3,521 of advances from related parties in the three months ended June 30, 2018, and paid back $2,250 in the three months ended June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2019 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2019. Notwithstanding this conclusion, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS.

Not required for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Corporation has offered up to 4,200,000 Preferred Units to accredited investors under Rule 506 of Regulation D of the Securities Act 1933. Each Unit consists of (i) 1 of the Corporation's Class A Preferred Shares convertible into 1 of the Corporation's Common Shares and (ii) 1 Warrant exercisable into 1 of the Corporation's Common Shares at an exercise price of $1.20 per Share for a period of three (3) years from issuance. The offering will close on the earlier of sale of all 4,200,000 Units, or such extended date or amount as may be approved by the Board from time to time. As of the filing date, the Corporation had accepted subscriptions for a total of 3,693,750 Units and is continuing to offer Units for sale to accredited investors. The Corporation has submitted a Form D filing to the United States Securities and Exchange Commission for this Offering. The Company will use the net proceeds for investment purposes and operating expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Index to Exhibits on page 13

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3(i)(a)	Articles of Incorporation of Kyto Technology and Life Science, Inc.*

3(i)(b)	Articles of Amendment changing name to Kyto Technology and Life Science, Inc.*

3(ii)	Bylaws of Kyto Technology and Life Science, Inc.*

31.1	Section 302 Certification of principal executive officer.**

31.2	Section 302 Certification of principal financial and accounting officer.**

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

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

Date: July 31, 2019

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer

Date: July 31, 2019