Form 10-Q/A
period 2019-06-30
Kyto Technology & Life Science, Inc.
filed 2019-08-02
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to Quarterly Report on Form 10-Q ("Form 10-Q") for the period ended June 30, 2019, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment #1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Index to Exhibits on page 13

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3(i)(a)	Articles of Incorporation of Kyto Technology and Life Science, Inc.*

3(i)(b)	Articles of Amendment changing name to Kyto Technology and Life Science, Inc.*

3(ii)	Bylaws of Kyto Technology and Life Science, Inc.*

31.1	Section 302 Certification of principal executive officer.**

31.2	Section 302 Certification of principal financial and accounting officer.**

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	XBRL (eXtensible Business Reporting Language)**

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

Date: August 2, 2019

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer

Date: August 2, 2019