Form 10-Q
period 2019-09-30
Kyto Technology & Life Science, Inc.
filed 2019-11-05
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

_______________________________________________________

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

5,836,832 Common Shares - $.01 Par Value - as of November 5, 2019

KYTO Technology and Life Science, Inc.

For the quarterly period ended September 30, 2019

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Kyto Technology and Life Science, Inc.
Condensed Balance Sheets
	September 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$238,427	$93,634
Receivables	4,300	1,000
Deferred fundraising expenses	224,596	-
Total Current Assets	467,323	94,634

Investments	2,110,499	1,498,048

Total Assets	$2,577,822	$1,592,682

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable & accrued liabilities	$57,236	$21,700
Accrued liabilities & loans - related party	8,750	7,250
Total Current Liabilities	65,986	28,950

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock authorized but not designated, $.01 par value,
19,800,000 shares, none issued and outstanding as
of September 30, 2019 and March 31, 2019	-	-
Series A preferred convertible stock, $.01 par value, 4,200,000 shares authorized, 4,200,000 and 2,612,500 issued and outstanding as of
September 30, 2019 and March 31, 2019, respectively	42,000	26,125
Series B preferred convertible stock, $0.01 par value, 6,000,000 shares authorized, none issued and outstanding as
of September 30, 2019 and March 31, 2019	-	-
Common stock, $0.01 par value, 40,000,000 shares
authorized, 5,836,832 issued and outstanding as of
September 30, 2019 and March 31, 2019, respectively	58,368	58,368
Additional paid-in capital	35,344,318	34,090,092
Accumulated deficit	(32,932,850)	(32,610,853)

Total Stockholders’ Equity	2,511,836	1,563,732

Total Liabilities and Stockholders’ Equity	$2,577,822	$1,592,682

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.
Condensed Unaudited Statements of Operations

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018

Revenue from sale of services	$5,700	$-	$8,950	$-

Operating Expenses
General and administrative	65,053	62,357	269,901	98,198
Write-down of investments to market value	61,046	-	61,046	-
Total Operating Expenses	126,099	62,357	330,947	98,198

Loss from Operations	(120,399)	(62,357)	(321,997)	(98,198)

Interest expense, net	-	(25)	-	(25)

Net Loss before taxes	(120,399)	(62,382)	(321,997)	(98,223)

Net income (tax) benefit	-	-	-	-

Net Loss	$(120,399)	$(62,382)	$(321,997)	$(98,223)

Weighted average number of shares outstanding
basic and diluted	5,836,832	5,027,703	5,836,832	4,488,287

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Condensed Unaudited Statements of Shareholders’ Equity for Three and Six months Ended September 30, 2019

	Preferred A	Preferred A	Preferred B	Preferred B	Common	Common	Additional
	Stock	Amount	Stock	Amount	Stock	Amount	Paid-in	Accumulated
	#	$	#	$	#	$	Capital	Deficit	Total
Balance, June 30, 2019	3,693,750	$36,938	-	$-	5,836,832	$58,368	$34,944,380	$(32,812,451)	$2,227,235

Net (loss) for the three months ended September 30, 2019	-	-	-	-	-	-	-	(120,399)	(120,399)

Sale of Series A preferred stock at $0.80 per share	506,250	5,062	-	-	-	-	399,938	-	405,000

Balance, September 30, 2019	4,200,000	$42,000	-	$-	5,836,832	$58,368	$35,344,318	$(32,932,850)	$2,511,836

	Preferred A	Preferred A	Preferred B	Preferred B	Common	Common	Additional
	Stock	Amount	Stock	Amount	Stock	Amount	Paid-in	Accumulated
	#	$	#	$	#	$	Capital	Deficit	Total
Balance, March 31, 2019	2,612,500	$26,125	-	$-	5,836,832	$58,368	$34,090,092	$(32,610,853)	$1,563,732

Net (loss) for the six months ended September 30, 2019	-	-	-	-	-	-	-	(321,997)	(321,997)

Sale of Series A preferred stock at $0.80 per share	1,587,500	15,875	-	-	-	-	1,254,125	-	1,270,000

Compensation expense on stock options	-	-	-	-	-	-	101	-	101

Balance, September 30, 2019	4,200,000	$42,000	-	$-	5,836,832	$58,368	$35,344,318	$(32,932,850)	$2,511,836

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.
Condensed Unaudited Statements of Shareholders’ Equity for Three and Six months Ended September 30, 2018

	Preferred A	Preferred A	Preferred B	Preferred B	Common	Common	Additional
	Stock	Amount	Stock	Amount	Stock	Amount	Paid-in	Accumulated
	#	$	#	$	#	$	Capital	Deficit	Total
Balance, June 30, 2018	1,150,000	$11,500	-	$-	5,027,703	$50,277	$32,936,892	$(32,416,587)	$582,082

Net (loss) for the three months ended September 30, 2018	-	-	-	-	-	-	-	(62,382)	(62,382)

Sale of Series A preferred stock at $0.80 per share	187,500	1,875	-	-	-	-	148,125	-	150,000

Compensation expense on stock options	-	-	-	-	-	-	357	-	357

Balance, September 30, 2018	1,337,500	$13,375	-	$-	5,027,703	$50,277	$33,085,374	$(32,478,969)	$670,057

	Preferred A	Preferred A	Preferred B	Preferred B	Common	Common	Additional
	Stock	Amount	Stock	Amount	Stock	Amount	Paid-in	Accumulated
	#	$	#	$	#	$	Capital	Deficit	Total

Balance, March 31, 2018	-	$-	-	$-	3,139,747	$31,397	$32,032,393	$(32,380,746)	$(316,956)

Net (loss) for the six months ended September 30, 2018	-	-	-	-	-	-	-	(98,223)	(98,223)

Sale of Series A preferred stock at $0.80 per share	937,500	9,375	-	-	-	-	740,625	-	750,000

Preferred stock issued for conversion of related party debt	400,000	4,000	-	-	-	-	316,000	-	320,000

Exercise of options for $.006 per share	-	-	-	-	1,887,956	18,880	(7,552)	-	11,328

Compensation expense on stock options	-	-	-	-	-	-	3,908	-	3,908

Balance, September 30, 2018	1,337,500	$13,375	-	$-	5,027,703	$50,277	$33,085,374	$(32,478,969)	$670,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.
Condensed Unaudited Statements of Cash Flows

	For the six months ended	For the six months ended
	September 30, 2019	September 30, 2018

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(321,997)	$(98,223)
Adjustments to reconcile net loss to net cash used
in operating activities
Loss on conversion of related party debt	-	5,099
Write down of investment	61,046	-
Option compensation expense	101	3,908

Increase / (decrease) in operating assets and liabilities
Prepaid & other current assets	-	7,500
Accounts receivable	(3,300)	-
Deferred fundraising expenses	(224,596)	-
Accounts payable and accrued liabilities	35,536	16,719
Total cash (used in) operating activities	(453,210)	(64,997)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equity investments	(673,497)	(587,000)
Total cash (used in) investing activities	(673,497)	(587,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sales of preferred stock	1,270,000	750,000
Proceeds from exercise of options for common stock	-	11,328
Advances from related party	1,500	10,021
Total cash provided by financing activities	1,271,500	771,349

Net increase in cash	144,793	119,352

Cash at beginning of period	93,634	4
Cash at end of period	$238,427	$119,356

Supplemental Cash Flow Information:
Interest Paid	$-	$25
Taxes Paid	$800	$-

Non Cash Financing and Investing Activities
Preferred shares issued for conversion of related party debt	$-	$320,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2019

NOTE 1 – DESCRIPTION OF BUSINESS

Kyto Technology and Life Science, Inc. was formed as a Florida corporation on March 5, 1999 under the name of B Twelve Inc. In August 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been looking at a number of strategies to become active.  In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have completed due diligence and committed to invest, and does not typically invest more than $250,000 in any single investment. The Company plans to generate revenue from two sources: (i) the sale of advisory services to its target investments and (ii) realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years following investment.

The Company has no regular employees, full-time or part-time. The chief executive officer of Kyto Technology and Life Science, Inc. is acting as a consultant to the Company and does not receive compensation.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments.  Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. The Company currently has $238,000 in the bank and is now actively marketing the first $3 million tranche of a Series B round with a target close date of December 2019. The average monthly G&A expenses for the quarter ended September 30, 2019 were approximately $22,000 per month so the Company has sufficient cash to fund its operations for the remainder of its financial year ended March 31, 2020 if it simply manages its existing investments. However it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly.  While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of Kyto Technology and Life Science, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s March 31, 2019 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended September 30, 2019, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at September 30, 2019 and March 31, 2019, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of September 30, 2019, the Company deposits were within federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2019 and March 31, 2019, respectively.

NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards Accounting Standard Codification Topic 260, “Earnings per Share”, basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation, as their effect is anti-dilutive for the periods presented.

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

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Accounting Standard Codification Topic 740 “Accounting for Income Taxes” (“Topic 740”). Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

INVESTMENTS

The Company carries investments at the lower of cost or fair market value. These investments are accounted for as cost method investments in accordance with ASC 325 as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. The Company reviews the performance of the underlying investments to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. The Company recognized impairment of one of its investments which was written down by $61,046 in the period ended September 30, 2019. The Company has not experienced any impairment write-downs in any prior periods.

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

DEFERRED FUNDRAISING EXPENSES

The Company commenced a plan to raise a Series B Preferred round of equity to fund its ongoing investment program and cost of operations.  Typically, it expects that this plan, from start to finish may take from six to nine months and in order to match the cost and benefits of this process, the Company has adopted a policy of capitalizing direct expenses incurred in the course of fund raising with the intention of netting accumulated expenses against proceeds from sale of equity, and reporting the net funds raised at the close.  Direct expenses include legal fees, investor relations fees, investor roadshows and meeting expenses, and related filing and printing fees. At September 30, 2019, the Company has deferred $224,596 of such expenses.

NOTE 3 – INVESTMENTS

The Company carries investments at the lower of cost or fair market value. These investments are accounted for as cost method investments in accordance with ASC 325 as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. The Company reviews the performance of the underlying investments to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. In the three months ended September 30, 2019, the Company recognized impairment of one of its investments which was written down by $61,046. During the three months ended September 30, 2019, the Company made an aggregate investment of $90,000 in three separate early stage companies.  In no case was there any financial or management control over the investment targets, and the ownership interest was below 15%.  Accordingly, the Company carries these investments at cost and reviews results and expectations of target companies with target management on at least a quarterly basis to determine if there is any impairment in value, in which case the carrying value of the investment would be revalued.  Management reviewed all investments in the quarter ended September 30, 2019 and there were no adjustments made for impairment, other than as stated above.

NOTE 4 – ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2019 and March 31, the Company had accrued and owed $3,750 and $2,250, respectively, to its Chief Executive officer for car and telephone allowance. At September 30, 2019 and March 31, 2019, the Company had accrued and owed $5,000 and $5,000, respectively to officers of the Company for consulting fees and expenses.

The Company now operates virtually and from the offices of its directors and officers, and from public locations, and does not currently lease any office space.

NOTE 6 – EQUITY

(A)PREFERRED STOCK

As of September 30, 2019 and March 31, 2019, there are 4,200,000 shares of Series A preferred stock (“Series A”) authorized at a par value of $.01 per share. The Company has 4,200,000 and 2,612,500 shares of Series A issued and outstanding at September 30, 2019 and March 31, 2019, respectively as a result of the sale of investment Units at $0.80 per Unit in a private placement to accredited investors. The Units consist of one Series A share and one warrant per Unit. The Series A can either be converted into Common Shares upon listing of the Company on Nasdaq or elect to receive $1.60 per share.  In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to two times (2x) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). All share issuances and obligations are recognized on the books and stock register.  On March 26, 2019 the Board approved resolutions to increase the authorized share capital from 2 million to 4.2 million Series A Preferred Shares, and the number of units to be sold in the private placement from 3 million to 4.2 million, subject to demand and investment requirements as determined from time to time by the Board.

During the three months ended September 30, 2019, in readiness for the intended Series B fund raising round, the Company has conducted a proxy vote of shareholders which approved (i) a change of state of incorporation from Florida to Delaware, (ii) amended authorized share capital to 40 million common shares and 30 million preferred shares of which 4.2 million are designated Series A, 6.0  million designated Series B and 19.8 million are undesignated, and (iii) amended the par value of all classes of shares to $0.01 per share.  The effective date of this reorganization is July 8, 2019. The impact of these changes has been reflected in both current and prior year financial statements and the related notes to these financial statements.

(B)COMMON STOCK

The Company has authorized 40,000,000 shares of common stock at a par value of $0.01 per share. As of September 30, 2019, and March 31, 2019 a total of 5,836,832 shares of the Company’s common stock were issued and outstanding.

(C)PRIVATE PLACEMENT

Between April 2018 and September 2019, in a series of non-brokered private placements, the Company offered accredited investors an opportunity to purchase a minimum up to 4.2 million investment units (“Units”). These Units consist of one Series A (convertible into one common share) and one warrant (exercisable into one common share at $1.20 per share for a period of three years). The Preferred Shares can be converted into Common Shares upon listing of the Company on NASDAQ, or redeemed for $1.60 per share.  In the event of any liquidation or winding up of the Company, the holders of preferred shares shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to (2x) the Original Purchase price plus any declared but unpaid dividends (“Liquidation preference”).  The Units are priced at $0.80 per unit.

In April 2018, a total of $320,000 of related party loans and accrued liabilities were converted into Units consisting of 400,000 shares of Series A, and 400,000 Warrants to purchase common stock at $1.20 per share. Additionally, since April 2018, the Company has sold 3.8 million Units to accredited investors in private placements for $3,040,000 in cash.

(D)STOCK OPTIONS

In April 2018, the Company approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan for the benefit of employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries.  In the nine months ended December 31, 2018, the Company granted a total of 2,697,085 options at an exercise price of $0.006 per share. On May 18, 2018, 1,887,956 options vested upon the initial closing of the private placement and were exercised for $11,328.  The remaining balance of 809,129 options became fully vested and were exercised in February 2019.

In July 2019, the majority of the shareholders of the Company approved the introduction of the Kyto Technology and Life Science 2019 Stock Option and Incentive Plan (“Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors, subject to the approval of the Board. No options were issued under the Plan as at September 30, 2019.

	Number of options	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2018	-	$ -	-
Granted	2,697,085	$ 0.00	1.00
Exercised	(2,697,085)	$ 0.00	1.00
Cancelled	-	$ 0.00	-
Outstanding March 31, 2019	-	$ 0.00	-
Granted	-	$ 0.00	-
Exercised	-	$ 0.00	-
Cancelled	-	$ 0.00	-
Outstanding September 30, 2019	-	$ 0.00	-

Exercisable September 30, 2019	-	$ -	-

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

There were no option grants in the six months ended September 30, 2019.

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted.  During the three months ended September 30, 2019 and 2018, the Company amortised $0 and $357, respectively, as option expense and during the six months ended September 30, 2019 and 2018, the Company amortised $101 and $3,908, respectively.

(E)WARRANTS

In conjunction with the sale of stock Units, the Company issued 4,200,000 warrants to purchase common stock at a price of $1.20 per share for a period of three years. At September 30, 2019 the value of the warrants was $0 as the Company did not bifurcate the value of Series A and warrants within the Units sold.  The weighted average remaining life of the warrants at September 30, 2019 was 3.0 years.

	Number of warrants	Weighted average exercise price
Outstanding March 31, 2018	-	$ -
Granted	2,612,500	$ 1.20
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding March 31, 2019	2,612,500	$ 1.20
Granted	1,587,500	$ 1.20
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding September 30, 2019	4,200,000	$ 1.20

Exercisable September 30, 2019	4,200,000

NOTE 7 – SUBSEQUENT EVENTS

As at November 5, 2019 the Company had invested $30,000 in one new investment.

On October 17, 2019, the Company filed for and received a Certificate of Qualification to do Business in California.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

Kyto Technology and Life Science, Inc. was formed as a Florida corporation on March 5, 1999 under the name of B Twelve Inc. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been looking at a number of strategies to become active.  In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have committed to invest, and typically does not invest more than $250,000 in any single investment. The Company plans to generate revenue from two sources: (i) the sale of advisory services to its target investments and (ii) realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years following investment.

The Company has no regular employees, full-time or part-time. The chief executive officer of Kyto Technology and Life Science, Inc. is acting as a consultant to the Company and does not receive compensation.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments.  Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. The Company currently has $253,000 in the bank and is now actively marketing the first $3 million tranche of a Series B round with a target close date of December 2019. The average monthly G&A expenses for the quarter ended September 30, 2019 were approximately $22,000 per month so the Company has sufficient cash to fund its operations for the remainder of its financial year ended March 31, 2020 if it simply manages its existing investments. However it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly.  While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations.

Results of Operations for the Three Months ended September 30, 2019

Revenue:  In the three months ended September 30, 2019, the Company billed $5,700 for management advisory services provided to its investment portfolio companies.

General and Administration Expenses: In the three months ended September 30, 2019 and September 30, 2018, General and administration expenses amounted to $126,099 and $62,357, respectively, including professional fees incurred in the course of SEC filing and compliance, and travel and conference fees associated with fund raising and review of investment deal-flow. General and Administration Expenses for the three months ended September 30, 2019 included an amount of $61,046 in respect of a write-off of an impaired investment.

The Company deferred $100,583 in expenditures incurred in the three months ended September 30, 2019 that related specifically to the cost of the Series B fundraising including legal and accounting fees, investor relations, and investor meetings.

For the three months ended September 30, 2019 and 2018, the Company’s net loss was $120,399 and $62,382, respectively.

Results of Operations for the Six Months ended September 30, 2019

Revenue:  In the six months ended September 30, 2019 the Company billed $8,950 for management advisory services provided to its investment portfolio companies.

General and Administration Expenses: In the six months ended September 30, 2019 and September 30, 2018, General and administration expenses amounted to $330,947 and $98,198, respectively, including professional fees incurred in the course of SEC filing and compliance, and travel and conference fees associated with fund raising and review of investment deal-flow. General and Administration Expenses for the six months ended September 30, 2019 included an executive bonus of $160,000 and an amount of $61,046 in respect of a write-off of an impaired investment.

The Company deferred $224,596 in expenditures incurred in the six months ended September 30, 2019 that related specifically to the cost of the Series B fundraising including legal and accounting fees, investor relations, and investor meetings.

Liquidity and Capital Resources

The Company had working capital of $401,337 and $65,684 at September 30, 2019 and March 31, 2019, respectively. Cash was $238,427 and $93,634 as at September 30, 2019 and March 31, 2019, respectively.

Cash from operating activities

The Company used net cash of $453,210 in operations during the six months ended September 30, 2019 compared to net cash of $64,997 used by operations for the six months ended September 30, 2018.

Cash from investing activities

The Company used net cash of $673,497 in investing activities in the six months ended September 30, 2019 compared to $587,000 in the six months ended September 30, 2018.

Cash from financing activities

The Company had a net cash inflow from financing activities of $1,271,500 in the six months ended September 30, 2019 compared to $771,349 in the six months ended September 30, 2018. This inflow included $1,270,000 proceeds from the sale of preferred stock in the six months ended September 30, 2019 compared to $750,000 in the corresponding prior period.  Additionally, the Company raised $0 from the exercise of stock options in the six months ended September 30, 2019 compared to $11,328 in the six months ended September 30, 2018.  The Company also generated $1,500 of advances from related parties in the six months ended September 30, 2019, and $10,021 in the six months ended September 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2019 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2019. Notwithstanding this conclusion, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS.

Not required for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Corporation has sold 4,200,000 Preferred Units to accredited investors under Rule 506 of Regulation D of the Securities Act 1933. Each Unit consists of (i) 1 of the Corporation’s Class A Preferred Shares convertible into 1 of the Corporation’s Common Shares and (ii) 1 Warrant exercisable into 1 of the Corporation’s Common Shares at an exercise price of $1.20 per Share for a period of three (3) years from issuance. The Corporation has submitted a Form D filing to the United States Securities and Exchange Commission for this Offering. The Company will use the net proceeds for investment purposes and operating expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Index to Exhibits on page 16

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Plan of Conversion from Florida to Delaware Corporation**

3(i)(a)	Articles of Incorporation of Kyto Technology and Life Science, Inc.*

3(i)(b)	Articles of Amendment changing name to Kyto Technology and Life Science, Inc.*

3(ii)	Bylaws of Kyto Technology and Life Science, Inc.*

3.1	Delaware Certificate of Conversion**

3.2	Delaware Certificate of Incorporation**

3.3	Delaware Bylaws**

3.4	Class A Certificate of Designations**

3.5	Florida Certificate of Conversion**

4.1	Kyto Technology and Life Science Inc 2019 Stock Option Incentive Plan***

31.1	Section 302 Certification of principal executive officer.***

31.2	Section 302 Certification of principal financial and accounting officer.***

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

———————

*	Filed as Exhibit to Company’s Form 10-SB on September 12, 2003, with the Securities and Exchange Commission
**	Filed as Exhibit to Company’s Form 8-K on July 22, 2019, with the Securities and Exchange Commission
***	Filed as Exhibit with this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Paul Russo
Paul Russo Chief Executive Officer, principal executive officer

Date:  November 5, 2019

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer

Date:  November 5, 2019