Form 10-Q
period 2019-12-31
Kyto Technology & Life Science, Inc.
filed 2020-02-03
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit such files). [   ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,836,832 Common Shares - $.01 Par Value - as of January 30, 2020

KYTO Technology and Life Science, Inc.

For the quarterly period ended December 31, 2019

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Kyto Technology and Life Science, Inc.

Condensed  Balance Sheets

	December 31,	March 31,
	2019	2019
	Unaudited
ASSETS
Current Assets
Cash	$418,698	$93,634
Receivables	6,000	1,000
Deferred fundraising expenses	256,174	-
Total Current Assets	680,872	94,634

Investments	2,240,499	1,498,048

Total Assets	$2,921,371	$1,592,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable & accrued liabilities	$60,247	$21,700
Accrued liabilities & loans - related parties	8,425	7,250
Total Current Liabilities	68,672	28,950

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock authorized but not designated, $.01 par value,19,800,000 shares, none issued and outstanding as of December 31, 2019 and March 31, 2019	-	-
Series A preferred convertible stock, $.01 par value, 4,200,000 shares authorized, 4,200,000 and 2,612,500 issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	42,000	26,125
Series B preferred convertible stock, $0.01 par value, 6,000,000 shares authorized, 531,250 issued and outstanding as of December 31, 2019 and 0 at March 31, 2019, respectively	5,313	-
Common stock, $0.01 par value, 40,000,000 shares authorized, 5,836,832 issued and outstanding as of December 31, 2019 and March 31 2019	58,368	58,368
Additional paid-in capital	35,770,173	34,090,092
Accumulated deficit	(33,023,155)	(32,610,853)

Total Stockholders’ Equity	2,852,699	1,563,732

Total Liabilities and Stockholders’ Equity	$2,921,371	$1,592,682

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Unaudited Condensed Statements of Operations

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Revenue from sale of services	$9,000	$5,000	$17,950	$5,000

Operating Expenses
General and administrative	99,305	62,923	369,206	161,121
Write-down of investments to market value	-	-	61,046	-
Total Operating Expenses	99,305	62,923	430,252	161,121

Loss from Operations	(90,305)	(57,923)	(412,302)	(156,121)

Interest expense, net	-	-	-	(25)

Net Loss before taxes	(90,305)	(57,923)	(412,302)	(156,146)

Net income (tax) benefit	-	-	-	-

Net Loss	$(90,305)	$(57,923)	$(412,302)	$(156,146)

Weighted average number of shares outstanding
basic and diluted	5,836,832	5,027,703	5,836,832	4,650,112

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Unaudited Condensed Statements of Stockholders’ Equity for

Three and Nine months Ended December 31, 2019

	Preferred A		Preferred B			Common	Additional
	Preferred A	Stock	Preferred B	Stock	Common	Stock	Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total
Balance, September 30, 2019	4,200,000	$42,000	-	$-	5,836,832	$58,368	$35,344,318	$(32,932,850)	$2,511,836

Net (loss) for the three months ended December 31, 2019	-	-	-	-	-	-	-	(90,305)	$(90,305)
Sale of Series B preferred stock at $0.80 per share	-	-	531,250	5,313	-	-	419,687	-	425,000
Compensation expense on stock options	-	-	-	-	-	-	6,168	-	6,168
Balance, December 31, 2019	4,200,000	$42,000	531,250	$5,313	5,836,832	$58,368	$35,770,173	$(33,023,155)	$2,852,699

	Preferred A		Preferred B			Common	Additional
	Preferred A	Stock	Preferred B	Stock	Common	Stock	Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total
Balance, March 31, 2019	2,612,500	$26,125	-	$-	5,836,832	$58,368	$34,090,092	$(32,610,853)	$1,563,732

Net (loss) for the nine months ended December 31, 2019	-	-	-	-	-	-	-	(412,302)	(412,302)
Sale of Series A preferred stock at $0.80 per share	1,587,500	15,875	-	-	-	-	1,254,125	-	1,270,000
Sale of Series B preferred stock at $0.80 per share	-	-	531,250	5,313	-	-	419,687	-	425,000
Compensation expense on stock options	-	-	-	-	-	-	6,269	-	6,269

Balance, December 31, 2019	4,200,000	$42,000	531,250	$5,313	5,836,832	$58,368	$35,770,173	$(33,023,155)	$2,852,699

Kyto Technology and Life Science, Inc.

Unaudited Condensed Statements of Stockholders’ Equity for

Three and Nine months Ended December 31, 2018

(continued)

	Preferred A		Preferred B			Common	Additional
	Preferred A	Stock	Preferred B	Stock	Common	Stock	Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total
Balance, September 30, 2018	1,337,500	$13,375	-	$-	5,027,703	$50,277	$33,085,374	$(32,478,969)	$670,057

Net (loss) for the three months ended December 31, 2018	-	-	-	-	-	-	-	(57,923)	(57,923)
Sale of Series A preferred stock at $0.80 per share	531,250	5,313	-	-	-	-	419,687	-	425,000
Compensation expense on stock options	-	-	-	-	-	-	356	-	356

Balance, December 31, 2018	1,868,750	$18,688	-	$-	5,027,703	$50,277	$33,505,417	$(32,536,892)	$1,037,490

	Preferred A		Preferred B			Common	Additional
	Preferred A	Stock	Preferred B	Stock	Common	Stock	Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total

Balance, March 31, 2018	-	$-	-	$-	3,139,747	$31,397	$32,032,393	$(32,380,746)	$(316,956)

Net (loss) for the nine months ended December 31, 2018	-	-	-	-	-	-	-	(156,146)	(156,146)
Sale of Series A preferred stock at $0.80 per share	1,468,750	14,688	-	-	-	-	1,160,312	-	1,175,000
Preferred stock issued for conversion of related party debt	400,000	4,000	-	-	-	-	316,000	-	320,000
Exercise of options for $.006 per share	-	-	-	-	1,887,956	18,880	(7,552)	-	11,328
Compensation expense on stock options	-	-	-	-	-	-	4,264	-	4,264

Balance, December 31, 2018	1,868,750	$18,688	-	$-	5,027,703	$50,277	$33,505,417	$(32,536,892)	$1,037,490

Kyto Technology and Life Science, Inc.

Unaudited Condensed Statements of Cash Flows

	For the nine months ended December 31, 2019	For the nine months ended December 31, 2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(412,302)	$(156,146)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on conversion of related party debt	-	5,099
Write down of investment	61,046	-
Option compensation expense	6,269	4,264

Changes in operating assets and liabilities
Prepaid & other current assets	-	7,500
Accounts receivable	(5,000)	(1,000)
Deferred fundraising expenses	(256,174)	-
Accounts payable and accrued liabilities	38,547	(5,260)
Total cash (used in) operating activities	(567,614)	(145,543)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equity investments	(803,497)	(1,037,000)
Total cash (used in) investing activities	(803,497)	(1,037,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sales of Series A preferred stock	1,270,000	1,175,000
Proceeds from sales of Series B preferred stock	425,000	-
Proceeds from exercise of options for common stock	-	11,328
Advances from related party	1,175	10,745
Total cash provided by financing activities	1,696,175	1,197,073

Net increase in cash	325,064	14,530

Cash at beginning of period	93,634	4
Cash at end of period	$418,698	$14,534

Supplemental Cash Flow Information:
Interest Paid	$-	$25
Taxes Paid	$800	$-

Non Cash Financing and Investing Activities
Preferred shares issued for conversion of related party debt	$-	$320,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2019

NOTE 1 – DESCRIPTION OF BUSINESS

Kyto Technology and Life Science, Inc. (the “Company”) was formed as a Florida corporation on March 5, 1999 under the name of B Twelve Inc. In August 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc.

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

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. The Company currently has approximately $419,000 in the bank and is now actively marketing the first $3 million tranche of a Series B round with a target close date of June 2020. The average monthly G&A expenses for the quarter ended December 31, 2019 were approximately $33,000 per month so the Company has sufficient cash to fund its operations for the remainder of its financial year ended March 31, 2020 if it simply manages its existing investments. However it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly. While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s March 31, 2019 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim unaudited condensed financial statements and the results of its operations for the interim period ended December 31, 2019, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

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

December 31, 2019

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2019 and March 31, 2019, respectively.

CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. As of December 31, 2019, the Company deposits exceeded federally insured limits by approximately $169,000. The Company has not experienced any losses in such accounts through December 31, 2019 and March 31, 2019, respectively.

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

INVESTMENTS

The Company carries investments at the lower of cost or fair market value. These investments are accounted for as cost method investments in accordance with ASC 325 as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. The Company reviews the performance of the underlying investments to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. The Company recognized impairment of one of its investments which was written down by $61,046 in September, 2019. The Company has not experienced any impairment write-downs in any prior or subsequent periods.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2019

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

Level 1:Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

DEFERRED FUNDRAISING EXPENSES

The Company commenced a plan to raise a Series B Preferred round of equity to fund its ongoing investment program and cost of operations. Typically, it expects that this plan, from start to finish may take from six to nine months and in order to match the cost and benefits of this process, the Company has adopted a policy of capitalizing direct expenses incurred in the course of fund raising with the intention of netting accumulated expenses against proceeds from sale of equity, and reporting the net funds raised at the close. Direct expenses include legal fees, investor relations fees, investor roadshows and meeting expenses, and related filing and printing fees. At December 31, 2019, the Company has deferred $256,174 of such expenses.

Fundraising is typically from individuals and takes place one-by-one over a period of time which makes it difficult to predict when or if we will close the full target amount, while fundraising expenses like legal and registration were weighted heavily to the front end of the process. Because of the resulting uncertainty as to likely aggregate fundraising expenses and percentage of investment that they will represent, the Company intends to continue to defer fundraising expenses and write them off against Series B proceeds at such time as the Board considers the Series B round fully sold, or closed. Such expenses will be identified and reported as reductions in additional paid-in capital in the post-closing Statement of Stockholders Equity.

NOTE 3 – INVESTMENTS

The Company carries investments at the lower of cost or fair market value. These investments are accounted for as cost method investments in accordance with ASC 325 as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. The Company reviews the performance of the underlying investments to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. In September 2019, the Company recognized impairment of one of its investments which was written down by $61,046. During the three months ended December 31, 2019, the Company made an aggregate investment of $130,000 in two separate early stage companies. In no case was there any financial or management control over the investment targets, and the ownership interest was below 15%. Accordingly, the Company carries these investments at cost and reviews results and expectations of target companies with target management on at least a quarterly basis to determine if there is any impairment in value, in which case the carrying value of the investment would be revalued. Management reviewed all investments in the quarter ended December 31, 2019 and there were no adjustments made for impairment, other than as stated above.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2019

NOTE 4 - ACCOUNTING STANDARDS UPDATES

Significant Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 5 –RELATED PARTY TRANSACTIONS

At December 31, 2019 and March 31, 2019, the Company had accrued and owed $3,425 and $2,250, respectively, to its Chief Executive officer for car and telephone allowance. At December 31, 2019 and March 31, 2019, the Company had accrued and owed $5,000 and $5,000, respectively to officers of the Company for consulting fees and expenses.

The Company now operates virtually and from the offices of its directors and officers, and from public locations, and does not currently lease any office space.

NOTE 6– EQUITY

(A)SERIES A PREFERRED STOCK

As of December 31, 2019 and March 31, 2019, there are 4,200,000 shares of Series A preferred stock (“Series A”) authorized at a par value of $.01 per share. The Company has 4,200,000 and 2,612,500 shares of Series A issued and outstanding at December 31, 2019 and March 31, 2019, respectively as a result of the sale of investment Units at $0.80 per Unit in a private placement to accredited investors. The Units consist of one Series A share and one warrant per Unit. The Series A can either be converted into Common Shares at a one-for-one ratio upon listing of the Company on Nasdaq, or elect to receive $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to two times (2x) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). All share issuances and obligations are recognized on the books and stock register.

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

(B)SERIES B PREFERRED STOCK

On July 8, 2019, in readiness for the intended Series B fund raising round, the Company conducted a proxy vote of shareholders which approved (i) a change of state of incorporation from Florida to Delaware, (ii) amended authorized share capital to 40 million common shares and 30 million preferred shares of which 4.2 million are designated Series A, 6.0 million designated Series B and 19.8 million are undesignated, and (iii) amended the par value of all classes of shares to $0.01 per share. The impact of these changes has been reflected in both current and prior year financial statements and the related notes to these financial statements.

During the three months ended December 31, 2019, the Company sold 531,250 Series B Preferred shares in a private placement to accredited investors for an aggregate of $425,000. Up to 3 million shares of Series B preferred are offered at $.80 per share and provide a liquidation preference of one times the purchase price plus accrued and unpaid dividends, if any. The shares can be converted into common shares on a one for one basis upon closing of a Financing of at least $10 million, a formal listing on NASDAQ, or at shareholders option. The shares include an anti-dilution provision in the event that the Company issues similar shares at a lower price.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2019

NOTE 6– EQUITY (CONTINUED)

(C)COMMON STOCK

The Company has authorized 40,000,000 shares of common stock at a par value of $0.01 per share. As of December 31, 2019, and March 31, 2019 a total of 5,836,832 shares of the Company’s common stock were issued and outstanding.

(D)STOCK OPTIONS

In April 2018, the Company approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan for the benefit of employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries. In the year ended March 31, 2018, the Company granted a total of 2,697,085 options at an exercise price of $0.006 per share. Subsequently through March 31, 2019 all options were vested and exercised.

In July 2019, the majority of the shareholders of the Company approved the introduction of the Kyto Technology and Life Science 2019 Stock Option and Incentive Plan (“Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors, subject to the approval of the Board.

In the three months ended December 31, 2019, the Company issued 1,100,000 options to management of the Company.

	Number of Options granted	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2018	-	-	-
Granted	2,697,085	$0.006	1.00
Exercised	(2,697,085)	$0.006	-
Cancelled	-	-	-
Outstanding March 31, 2019	-	$-	-
Granted	1,100,000	$0.033	2.32
Exercised	-	-	-
Cancelled	-	-	-
Outstanding December 31, 2019	1,100,000	$0.033	2.32

Exercisable March 31, 2019	-	$-	-
Exercisable December 31, 2019	495,206	$0.03	1.40

In connection with the grant of stock options the Company recognises the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations.

Stock Price at grant date	$0.033
Exercise Price	$0.033
Term in Years	$2.32
Volatility assumed	71%
Annual dividend rate	0.0%
Risk free discount rate	2.00%

The compensation expense for the options granted is calculated at the time of grant and is amortised over the respective vesting periods of from 12 to 48 months. During the three months ended December 31, 2019 and 2018, the Company amortised $6,168 and $357, respectively, as option expense and during the nine months ended December 31, 2019 and 2018, the Company amortised $6,269 and $4,264, respectively.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2019

NOTE 6– EQUITY (CONTINUED)

(E)WARRANTS

In conjunction with the sale of stock Units, the Company issued 4,200,000 warrants to purchase common stock at a price of $1.20 per share for a period of three years. At December 31, 2019 the value of the warrants was $0 as the Company did not bifurcate the value of Series A and warrants within the Units sold. The weighted average remaining life of the warrants at December 31, 2019 was 2.2 years.

	Number of warrants	Weighted average exercise price
Outstanding March 31, 2018	-	$-
Granted	2,612,500	$1.20
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding March 31, 2019	2,612,500	$1.20
Granted	1,587,500	$1.20
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding December 31, 2019	4,200,000	$1.20

Exercisable December 31, 2019	4,200,000

NOTE 7 - SUBSEQUENT EVENTS

None.

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

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. The Company currently has approximately $419,000 in the bank and is now actively marketing the first $3 million tranche of a Series B round with a target close date of June 2020. The average monthly G&A expenses for the quarter ended December 31, 2019 were approximately $33,000 per month so the Company has sufficient cash to fund its operations for the remainder of its financial year ended March 31, 2020 if it simply manages its existing investments. However it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly. While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations.

Results of Operations for the Three Months ended December 31, 2019

Revenue: In the three months ended December 31, 2019, the Company billed $9,000 for management advisory services provided to its investment portfolio companies compared to $5,000 in the three months ended December 31, 2018.

General and Administration Expenses: In the three months ended December 31, 2019 and December 31, 2018, general and administration expenses amounted to $99,305 and $62,923, respectively, including professional fees incurred in the course of SEC filing and compliance, investor relations, travel and executive bonus.

The Company deferred $31,578 in expenditures incurred in the three months ended December 31, 2019 that related specifically to the cost of the Series B fundraising including legal and accounting fees, investor relations, and investor meetings.

For the three months ended December 31, 2019 and 2018, the Company’s net loss was $90,305 and $57,923, respectively.

Results of Operations for the Nine Months ended December 31, 2019

Revenue: In the nine months ended December 31, 2019 and December 31, 2018 the Company billed $17,950 and $ 5,000, respectively for management advisory services provided to its investment portfolio companies.

General and Administration Expenses: In the nine months ended December 31, 2019 and December 31, 2018, general and administration expenses amounted to $369,206 and $161,121, respectively, including professional fees incurred in the course of SEC filing and compliance, and travel and conference fees, and investor relations. General and Administration Expenses for the nine months ended December 31, 2019 included an executive bonus of $182,000.

The Company wrote off an amount of $61,046 in respect of a write-off of an impaired investment during the nine months ended December 31, 2019.

The Company deferred $256,174 in expenditures incurred in the nine months ended December 31, 2019 that related specifically to the cost of the Series B fundraising including legal and accounting fees, investor relations, and investor meetings.

Liquidity and Capital Resources

The Company had working capital of $612,200 and $65,684 at December 31, 2019 and March 31, 2019, respectively. Cash was $418,698 and $93,634 as at December 31, 2019 and March 31, 2019, respectively.

Cash from operating activities

The Company used net cash of $567,614 in operations during the nine months ended December 31, 2019 which included $256,156 from operating losses, and $256,174 deferred fundraising expenses, offset by non-cash write off expenses of $61,046, and changes in net assets and liabilities. For the nine months ended December 31, 2018 the Company used net cash of $145,543 of which $156,146 was due to operating losses.

Cash from investing activities

The Company used net cash of $803,497 in investing activities in the nine months ended December 31, 2019 compared to $1,037,000 used in the nine months ended December 31, 2018. In the nine months ended December 3018 the Company invested in 13 candidates while in the nine months ended December 31, 2019 they invested in 14 candidates. The pace of investment is opportunistic based on the availability of cash, the flow of deal opportunities, the timing and resources available for due diligence, and the quality of the investment potential. The circumstances surrounding every deal are unique and, accordingly, the Company does not expect to achieve any specific quota of deals or investment dollars in any period.

Cash from financing activities

The Company had a net cash inflow from financing activities of $1,696,175 in the nine months ended December 31, 2019 compared to $1,197,073 in the nine months ended December 31, 2018. This inflow included $1,270,000 proceeds from the sale of Series A preferred stock in the nine months ended December 31, 2019 compared to $1,175,000 in the corresponding prior period. In the nine months ended December 31, 2019, the Company launched its new Series B preferred stock offering and raised a total of $425,000. Additionally, the Company raised $0 from the exercise of stock options in the nine months ended December 31, 2019 compared to $11,328 in the nine months ended December 31, 2018. The Company also generated $1,175 of advances from related parties in the nine months ended December 31, 2019, and $10,745 in the nine months ended December 31, 2018.

The Company’s plan of operations for the next twelve months is to continue to focus its efforts on finding new sources of capital by means of private placements and to use this funding to fund additional investments as they become available, and to cover operating expenses.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to basis of presentation, use of estimates, cash and cash equivalents, revenue recognition, income taxes, fair value of financial instruments, fair value measurements, basic and diluted loss per share, and investments (see Note 2 to the Company’s financial statements). We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the significant accounting policies and assumptions as detailed in Note 2 to the financial statements contained herein may involve a higher degree of judgment and complexity than others.

Off–balance sheet arrangements

As of December 31, 2019, we had no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2019 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2019. Notwithstanding this conclusion, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS.

Not required for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Corporation has sold 4,200,000 Series A Preferred Units to accredited investors under Rule 506 of Regulation D of the Securities Act 1933. Each Unit consists of (i) 1 of the Corporation’s Class A Preferred Shares convertible into 1 of the Corporation’s Common Shares and (ii) 1 Warrant exercisable into 1 of the Corporation’s Common Shares at an exercise price of $1.20 per Share for a period of three (3) years from issuance. The Corporation has submitted a Form D filing to the United States Securities and Exchange Commission for this Offering. The Company will use the net proceeds for investment purposes and operating expenses.

The Corporation has sold 531,250 shares of Series B Preferred stock to accredited investors under Rule 506 of Regulation D of the Securities Act 1933. The Corporation has submitted a Form D filing to the United States Securities and Exchange Commission for this Offering. The Company will use the net proceeds for investment purposes and operating expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Index to Exhibits on page 17

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

10.6	Services Agreement between Kyto Technology and Life Science, Inc. and Gerard Serfati [dated November 1, 2004]***

31.1	Section 302 Certification of principal executive officer.**
31.2	Section 302 Certification of principal financial and accounting officer.**
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

Kyto Technology and Life Science Inc 2019 Stock Option Incentive Plan

Plan of Conversion from Florida to Delaware Corporation

*	Filed as Exhibit to Company’s Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission
**	Filed as Exhibit with this Form 10-Q.
***	Previously filed with Form S-8 on November 18, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Paul Russo
Paul Russo Chief Executive Officer, principal executive officer,

Date: February 3, 2020

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer

Date: February 3, 2020