Form 10-K
period 2020-03-31
Kyto Technology & Life Science, Inc.
filed 2020-06-30
CIK 1164888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2020

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to _________

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	000-50390	65-1086538
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

13050 La Paloma Road, Los Altos Hills, CA 94022

(Address of Principal Executive Office) (Zip Code)

(408) 313 5830

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.01 PAR VALUE

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant at the close of the second quarter on September 30, 2019, was approximately $973,856.

The Registrant had 5,836,832 shares of common stock, $0.01 par value per share, outstanding on April 30, 2020.

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED MARCH 31, 2020

PART I

ITEM 1. BUSINESS

(A) BUSINESS DEVELOPMENT

.Kyto Technology and Life Science, Inc. (the "Company") was formed as a Florida corporation on March 5, 1999 under the name of B Twelve Inc. In August 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc. In July 2019 the Company was re-incorporated as a Delaware company.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been looking at a number of strategies to become active. In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have completed due diligence and committed to invest, and does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the Companies in which it invests. The Company plans to generate revenue from realised gains from the sale of the businesses in which it has invested.

Generally, it is expected that investments will be realised from an exit within a period of four years following investment. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. The Company currently has approximately $30,000 in the bank and is now actively marketing the first $3 million tranche of a Series B round with a target close date of September 2020.

The Company has no regular employees, full-time or part-time. The chief executive officer of Kyto Technology and Life Science, Inc. is acting as a consultant to the Company and does not receive contractual compensation for his services in the form of cash. In the year ended March 31, 2020 he was granted 800,000 stock options as incentive compensation and an ex gratia bonus of $216,000 in recognition of his performance in raising funding, performance of due diligence, and making investments.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ending March 31, 2020. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to find and realize our investments.

(A) MARKET INFORMATION

As of February 23, 2011, our stock quotation coverage moved from the FINRA operated OTC Bulletin Board to the OTC Markets Group, Inc.'s OTCQB under the same symbol "KBPH."

Our common stock has traded on the OTC Bulletin Board (R), or OTCBB, since August 4, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2020 and 2019. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

Common Stock	High	Low
Fiscal Year Ended March 31, 2020
First quarter	*	*
Second quarter	*	*
Third quarter	*	*
Fourth quarter	$2.25	$2.05

Fiscal Year Ended March 31, 2019
First quarter	$2.05	$2.05
Second quarter	*	*
Third quarter	*	*
Fourth quarter	*	*
* There were no trades in these periods

There were 5,836,832 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2020.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2020, there were 14 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are less than 100 beneficial holders of our shares of Common Stock.

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

In July 2019, the majority of the shareholders of the Company approved the introduction of the Kyto Technology and Life Science 2019 Stock Option and Incentive Plan (“Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors.

ITEM 6. SELECTED FINANCIAL DATA

Earnings per share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	March 31, 2020	March 31, 2019
Net Loss	$(773,399)	$(230,107)

Loss Per Share	$(0.13)	$(0.04)

Total assets	$2,699,755	$1,592,682

Total liabilities	$32,144	$28,950

	Year ended March 31
Income statement data	2020	2019
Investment income	-	-
Interest and dividends	-	-
Interest from cash and cash equivalents	-	-
Fee and other income	14,150	9,000
Total investment income	14,150	9,000
Operating expenses
Compensation related expenses	-	-
General and admin and other	726,503	239,082
Write down of investment	61,046	-
Net realized gains on investments	-	-
Total operating expenses	787,549	239,082
Interest expense	-	25
Net loss	(773,399)	(230,107)

	Year ended March 31
Balance sheet data	2020	2019
Net assets	2,667,611	1,563,732
Number of portfolio companies	28	18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION & LIQUIDITY

Kyto Technology and Life Science, Inc. (the "Company") was formed as a Florida corporation on March 5, 1999 under the name of B Twelve Inc. In August 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc. In July 2019 the Company was re-incorporated as a Delaware company.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been looking at a number of strategies to become active. In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have completed due diligence and committed to invest, and does not typically invest more than $250,000 in any single investment. The Company plans to generate revenue from realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years following investment. Between April 2018 and September 2019 the Company raised $3,360,000 from sales of Series A preferred stock and between October 2019 and March 2020 raised $600,000 from sales of Series B Preferred stock. These funds were used for investments, operating expenses, and fundraising activities.

Starting in the final quarter of our fiscal year ended March 31, 2020 the world has suffered from the impact of the Covid 19 virus epidemic which has created isolation, uncertainty, and disruption in business and investment activities including our ability to raise the balance of our planned series B Preferred stock round, and the ability of our portfolio companies to develop their businesses or raise additional funding if required. At March 31, 2020, we had $33,756 in the bank and although we have reduced the amount we spend on fundraising, we will need to raise additional funding during the coming fiscal year to meet expenses and remain a going concern.

(B) RESULTS OF OPERATIONS

Revenue: The Company depends on the emergence of liquidity situations to realize its investments in portfolio companies but does not have any ability to influence such events. During the years ended March 31, 2020 and 2019 there were no liquidation transactions and accordingly the Company did not generate any revenue from investments. The Company also provides advisory services to certain of its portfolio companies and during the years ended March 31, 2020 and 2019, the Company recognized $14,150 and $9,000 revenue, respectively, from advisory fees.

General and Administration expenses: The Company incurred operating expenses of $787,549 and $239,082 in the years ended March 31, 2020 and 2019, respectively. The increase of 229% reflects the increased level of new business activity as the Company raised funding from private placements, and research and evaluation of investment candidates during the year ended March 31, 2020. General and administration expenses include professional fees incurred in the course of SEC filing and compliance, and travel, conference and investor relations fees associated with fund raising and review of investment deal-flow. The principal expense categories were travel, up from $17,000 in the year ended 2019 to $43,000 in the year ended 2020, investor relations and fund raising up from $16,000 in the year ended 2019 to $302,000 in the year ended 2020, and executive bonus up from $0 in the year ended 2019 to $216,000 in the year ended 2020.

In addition, the Company expensed an impairment charge of $61,046 in the year ended March 31, 2020 in respect of one of their investments that had ceased business.

For the years ended March 31, 2020 and 2019, the Company’s net loss was $773,399 and $230,107, respectively.

(C) LIQUIDITY AND CAPITAL RESOURCES

Working capital:

The Company had a working capital surplus of $2,667,611 and $1,563,732 at March 31, 2020 March 31, 2019, respectively. Cash was $33,756 and $93,634 as of March 31, 2020 and 2019, respectively.

Cash from operating activities:

The Company’s cash outflow from operations for the years ended March 31, 2020 and 2019 was $699,882 and $205,225, respectively.

Cash from investing activities:

The Company’s cash outflow from investing activities for the years ended March 31, 2020 and 2019 was $1,228,497 and $1,498,048, respectively.

Cash from financing activities:

The Company’s net cash inflow from financing activities for the years ended March 31, 2020 and 2019 was $1,868,501 and $1,796,903, respectively. During the year ended March 31, 2020, the Company raised from accredited investors $1,270,001 from private placements of Series A Preferred investment units, and $600,000 from private placements of Series B Preferred investment units. During the year ended March 31, 2019, the Company raised from accredited investors $1,770,000 from private placements of Series A Preferred investment units, and $0 from private placements of Series B Preferred investment units.

(D) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, and other contingencies.

The Company’s financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946). In accordance with this specialized accounting guidance, the Company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the Company will not apply consolidation or equity method of accounting to its investments. The Company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The Company does not currently plan to elect to carry its liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the March 31, 2020 and 2019 of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP.

REVENUE RECOGNITION

The Company derives revenue from the sale of investments and occasional fees earned from the provision of financial advisory services to portfolio investment companies. As a minority, early-stage investor, the Company does not have the ability to manage the timing or acceptance of liquidity events that will realize its investments, nor the ability to predict when they may happen, although as a guideline, it would expect such events to occur around four years after its investments are made. The Company will book the revenue from investment activities upon completion of sale and receipt of net proceeds, after deducting related transaction expenses. The Company does not recognize any revenue from unrealized gains. The Company is in regular contact with the management of its portfolio investment companies to provide the basis for impairment reviews, and forecasting future revenue and fund raising needs.

USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during the fiscal year ended March 31, 2020 and 2019 include the valuation of investment valuation, stock options and warrants.

INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

The Company reviews the performance of the underlying investments including, management reports, press releases, web site announcements and progress reports, Carta equity updates, management interviews and, where accessible, financial reports, to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. The Company recognized impairment of one of its investments which was written down by $61,046 in September, 2019. The Company has not experienced any impairment write-downs in any prior or subsequent periods.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is an exchange price notion under which fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability.

The Company has established procedures to estimate the fair value of its investments which the company’s board of directors has reviewed and approved. The company will use observable market data to estimate the fair value of investments to the extent that market data is available. In the absence of quoted market prices in active markets, or quoted market prices for similar assets or in markets that are not active, the company will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances, which incorporates the company’s assumptions about the factors that a market participant would use to value the asset.

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or market approach. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The market approach compares recent comparable transactions to the investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our management and board.

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumption may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparable, the principal market and enterprise values, environmental factors, among other factors.

The estimated fair values will not necessarily represent the amounts that may be ultimately realized due to the occurrence or nonoccurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of the valuation of the investments, the estimate of fair values may differ significantly from the value that would have been used had a broader market for the investments existed.

The authoritative accounting guidance prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

VOLUNTARY CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of fiscal 2020, the Company made a voluntary change in accounting principle by preparing the company’s financial statements using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946).

The Company made this voluntary change in principle because it believes that the Company now meets the characteristics and requirement of being an investment company under ASC 946, and the presentation under ASC 946 better reflects the business purpose and enhances the comparability of its financial statements with many of its industry peers. In accordance with U.S. GAAP, the change has been reflected in the financial statements through retrospective application as follows:

	March 31, 2020			March 31, 2019
	Prior to	Effect of		Prior to	Effect of
	Change	Change	Adjusted	Change	Change	Adjusted
Cash	$33,756	$-	$33,756	$93,634	$-	$93,364
Receivable	500	-	500	1,000	-	1,000
Investment	-	2,665,499	2,665,499		1,498,048	1,498,048
Current assets	34,256	2,665,499	-	94,634	1,498,048	-

Investment	2,665,499	(2,665,499)	-	1,498,048	(1,498,048)	-
Total assets	$2,699,755	$-	$2,699,755	$1,592,682	$-	$1,592,682

(E) OFF-BALANCE SHEET ARRANGEMENT

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached audited financial statements for Kyto Technology and Life Science, Inc. for the fiscal years ended March 31, 2020 and 2019 can be found beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants during the year and as of the date of these financial statements there are no disagreements with the findings of their accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended March 31, 2020 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2020

Management’s Report on Internal Control over Financial Reporting

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

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended March 31, 2020 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended March 31, 2019, we engaged a third-party bookkeeping and accounting service to post accounting entries and reconcile our bank accounts. While this creates segregation of duties between the bookkeeping function and management supervision and control, we still remain a small company and therefore do not believe that these changes in our internal control over financial reporting should be regarded as material.

ITEM 9B. OTHER INFORMATION

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2020 that was not reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Georges Benarroch	73	Director
Paul Russo	77	Chief executive officer and director
Simon Westbrook	71	Chief financial officer

The business experience of the persons listed above during the past five years are as follows:

Mr. GEORGES BENARROCH, DIRECTOR

Mr. Benarroch has been a director of the Company since May 5, 2000. He was elected as President and Chief Executive Officer effective February 27, 2006. Mr. Benarroch is the President and Chief Executive Officer of Comindus Finance Inc. Mr. Benarroch has over 40 years of investment banking as well as money management experience. Mr. Benarroch has raised financing for numerous companies, public as well as private, and has managed investment firms in the USA, Canada and Europe. Also, he has been the CEO of a Canadian multibillion dollar asset management firm. Mr. Benarroch resigned as President and Chief Executive Officer of KBPH on April 26, 2018 but remains as a Director.

Dr. PAUL RUSSO, CHIEF EXECUTIVE OFFICER & DIRECTOR

Dr. Russo is the Co-founder and CEO of Kyto Technology and Life Science, Inc. He is also the Founder & Chairman of GEO Semiconductor (www.geosemi.com) since 2014, after having served as Chairman & CEO from its founding in 2008. Dr. Russo also serves as a Director of InBay (www.inbaytech.com) and several other technology ventures (Dynamount, Illuminati, Thrive, and other technology startups). Dr. Russo is heavily involved with the Band of Angels, the Keiretsu Forum and other similar organizations which review over 1,000 start-ups' business plans per year. He is also a Board Advisor to BWG, LLC. Dr. Russo served as an outside director of ATI Technologies from 2001 through its acquisition by AMD in 2006.

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

		Annual Compensation in $			Long-term compensation awards in $		Payouts in $
Name and principal position	Year ended March 31,	Salary	Bonus	Other annual compensation, consulting fee	Securities under options/SARs granted	Restricted Shares or restricted share units	LT incentives

Georges Benarroch,	2020	$-	$-	$-	$-	$-	$-
Director	2019	$-	$-	$-	$-	$-	$-
Paul Russo,	2020	$-	$216,000	$-	$-	$-	$-
Chief executive officer, director	2019	$-	$-	$-	$-	$-	$-
Simon Westbrook,	2020	$-	$-	$60,000	$-	$-	$-
Chief financial officer	2019	$-	$-	$60,000	$-	$-	$-

OPTION/SAR GRANTS TABLE

Name and position	Year ended March 31, 2020	Options, beginning of year	Granted	Vested	Exercised	Options, end of year
Georges Benarroch, Director	2020	-	150,000	80,959	-	150,000
	2019	-	-	-	-	-
Paul Russo, Chief executive officer	2020	-	800,000	107,945	-	800,000
	2019	-	2,697,085	2,697,085	2,697,085	-
Simon Westbrook, Chief financial officer	2020	-	150,000	80,959	-	150,000
	2019	-	-	-	-	-

(A) LONG-TERM INCENTIVE ("LTIP") AWARDS TABLE

None

(B) COMPENSATION OF DIRECTORS

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

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2020 of Kyto other than for routine indebtedness.

(C) EMPLOYMENT CONTRACTS

None

(D) REPORT ON REPRICING OF OPTIONS/SARS

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

(1) Includes 1,781,285 shares owned by Comindus Finance Group which is controlled by Mr Benarroch.

(C) CHANGES IN CONTROL

There is no such arrangement which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in notes 3 of the Financial Statements.

At March 31, 2018, a balance of $311,430 was payable to a director, chairman and major shareholder of the Company in respect of expenses and fees incurred by him on behalf of the Company. At June 30, 2018, a total of $314,901 of the related party loans and accrued liabilities were converted into 400,000 investment units (“Units”) consisting of 400,000 shares of Series A preferred stock, and 400,000 Warrants to purchase common stock at $1.20 per share. The units were valued at $0.80 per unit. (See Note 5.) The Company recorded a loss on conversion of related party debt of $0 and $5,099, respectively, during the years ended March 31, 2020 and March 31, 2019.

There were no fees accrued or paid to directors in the years ended March 31, 2020 and 2019. At March 31, 2020 and 2019, the Company had accrued and owed $750 and $2,250, respectively, to Paul Russo for car and telephone allowance. At March 31, 2020 and 2019, the Company had accrued and owed $5,000 and $5,000, respectively to Simon Westbrook for unpaid consulting fees.

(B) TRANSACTIONS WITH PROMOTERS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch is the president of Comindus Finance Corp, holding 2,697,085 shares of the Company common stock represented by 46.2% of total issued and outstanding common shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $29,500 and $30,000 for audit of our annual financial statements for the fiscal years ended March 31, 2020 and 2019. These amounts include the review of our related Forms 10-Q during the years audited.

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP for audit related services rendered during the fiscal years ended March 31, 2020 and 2019.

(3) Tax Fees

No professional services were rendered by RBSM LLP for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2020 and 2019.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K

(A) LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3(i)(a)	Articles of Incorporation of Kyto Technology and Life Science, Inc.*
3(i)(b)	Articles of Amendment changing name to Kyto Technology and Life Science, Inc.*
3(i)(c)	Delaware incorporation and revised articles of incorporation **
3(ii)	Bylaws of Kyto Technology and Life Science, Inc.*
31.1	Section 302 Certification of the principal executive officer **
31.2	Section 302 Certification of the principal financial and accounting officer**
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the principal executive officer **
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the principal financial accounting officer**
18.1	Auditors preferability letter re adoption of ASC 946 **

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

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

DATE: June 30, 2020

	By:	/ s/ Simon Westbrook
	Name:	Simon Westbrook
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Russo	Chief Executive Officer	June 30, 2020

/s/ Georges Benarroch	Director	June 30, 2020

/s/ Simon Westbrook	Chief Financial Officer	June 30, 2020

Kyto Technology and Life Science, Inc.

Financial Statements

REPORT OR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kyto Technology and Life Science, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kyto Technology and Life Science, Inc. (the Company) as of March 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), cash flows, and schedule of investment for each of the years in the two year period ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its presentation and disclosure in accordance with ASC 946 in fiscal year 2020.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regard these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2011

/s/ RBSM LLP
Henderson, NV

June 30, 2020

Kyto Technology and Life Science, Inc.

Balance Sheets

	March 31,	March 31,
	2020	2019
ASSETS
Current Assets
Cash	$33,756	$93,634
Receivables	500	1,000
Investments	2,665,499	1,498,048
Total Assets	$2,699,755	$1,592,682

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable & accrued liabilities	$26,394	$21,700
Accrued liabilities & loans - related party	5,750	7,250
Total Current Liabilities	32,144	28,950

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock authorized but not designated, $.01 par value 19,800,000 shares, none issued and outstanding as of March 31, 2020 and March 31, 2019	-	-
Series A preferred convertible stock, $.01 par value, 4,200,000 shares designated, 4,200,000 and 2,612,500 issued and outstanding as of March 31, 2020 and March 31, 2019, respectively	42,001	26,125
Series B preferred convertible stock, $0.01 par value, 6,000,000 shares designated, 812,500 and none issued and outstanding as of March 31, 2020 and March 31, 2019, respectively	8,125	-
Common stock, $.01 par value, 40,000,000 shares authorized, 5,836,832 issued and outstanding as of March 31, 2020 and March 31 2019, respectively	58,368	58,368
Additional paid-in capital	35,943,369	34,090,092
Accumulated deficit	(33,384,252)	(32,610,853)
Total Stockholders' Equity	2,667,611	1,563,732

Total Liabilities and Stockholders' Equity	$2,699,755	$1,592,682

The accompanying notes are an integral part of these audited financial statements.

Kyto Technology and Life Science, Inc.

Statements of Operations

	For the Years Ended March 31,
	2020	2019
Revenue from sale of services	$14,150	$9,000

Operating Expenses
General and administrative	726,503	239,082
Write-down of investments to market value	61,046	-
Total Operating Expenses	787,549	239,082

Loss from Operations	(773,399)	(230,082)

Interest expense, net	-	(25)
Net Loss before taxes	(773,399)	(230,107)

Net income (tax) benefit	-	-
Net Loss	$(773,399)	$(230,107)

Weighted average number of shares outstanding
basic and diluted	5,836,832	5,836,832

Net loss per share - basic and diluted	$(0.13)	$(0.04)

The accompanying notes are an integral part of these audited financial statements.

Kyto Technology and Life Science, Inc.

Statements of Shareholders' Equity (Deficit)

	Preferred A Stock #	Preferred A Stock Amount	Preferred B Stock #	Preferred B Stock Amount	Common Stock #		Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2016	-	$-	-	$-	3,139,747	$	$ 314	$32,063,476	$(32,195,990)	$(132,200)

Net (loss) for year ended March 31, 2017	-	-	-	-	-		-	-	(93,929)	(93,929)

Balance, March 31, 2017	-	$-	-	$-	3,139,747		$314	$32,063,476	$(32,289,919)	$(226,129)

Net (loss) for year ended March 31, 2018	-	-	-	-	-		-	$(31,086)	$(90,827)	(121,913)

Balance, March 31, 2018	-	$-	-	$-	3,139,747		$31,400	$32,032,390	$(32,380,746)	$(316,956)

Net (loss) for the year ended March 31, 2019	-	-	-	-	-		-	-	(230,107)	(230,107)

Sale of Series A Preferred stock at $0.80 per share	2,212,500	22,125	-	-	-		-	1,747,875	-	1,770,000

Series A Preferred stock issued for conversion of related party debt	400,000	4,000	-	-	-		-	316,000	-	320,000

Exercise of options for common stock at $.006 per share	-	-	-	-	2,697,085		26,968	(10,786)	-	16,182

Compensation expense on stock options	-	-	-	-	-		-	4,613	-	4,613

Balance, March 31, 2019	2,612,500	$26,125	-	$-	5,836,832		$58,368	$34,090,092	$(32,610,853)	$1,563,732

Net (loss) for the year ended March 31, 2020	-	-	-	-	-		-	-	(773,399)	(773,399)
Sale of Series A Preferred stock at $0.80 per share	1,587,500	15,876	-	-	-		-	1,254,125	-	1,270,001

Sale of Series B Preferred stock at $0.80 per share	-	-	812,500	8,125	-		-	591,875	-	600,000

Compensation expense on stock options	-	-	-	-	-		-	7,277	-	7,277

Balance, March 31, 2020	4,200,000	$42,001	812,500	$8,125	5,836,832		$58,368	$35,943,369	$(33,384,252)	$2,667,611

The accompanying notes are an integral part of these audited financial statements.

Kyto Technology and Life Science, Inc.

Statements of Cash Flows

	For the year ended March 31, 2020	For the year ended March 31, 2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(773,399)	$(230,107)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on conversion of related party debt	-	5,099
Option compensation expense	7,277	4,613
Write-down of investments to market value	61,046	-

Increase / (decrease) in operating assets and liabilities
Receivables	500	(1,000)
Prepaid & other current assets	-	7,500
Accounts payable and accrued liabilities	4,694	8,670
Total cash (used in) operating activities	(699,882)	(205,225)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equity investments	(1,228,497)	(1,498,048)
Total cash used in investing activities	(1,228,497)	(1,498,048)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sales of Series A Preferred stock	1,270,001	1,770,000
Proceeds from sales of Series B Preferred stock	600,000
Proceeds from exercise of options for common stock	-	16,182
Advances from related party	(1,500)	10,721
Total cash provided by financing activities	1,868,501	1,796,903

Net increase in cash	(59,878)	93,630

Cash at beginning of period	93,634	4
Cash at end of period	$33,756	$93,634

Supplemental Cash Flow Information:
Interest Paid	$-	$25
Taxes Paid	$800	$800

Non Cash Financing and Investing Activities
Preferred shares issued for conversion of related party debt	$-	$320,000

The accompanying notes are an integral part of these audited financial statements.

Kyto Technology and Life Science Inc

Consolidated schedule of investments

As of March 31, 2020

Portfolio Company	Industry	Investment and approximate ownership	Cost	Fair value	Percentage of net assets (a)

SAFE Investment – Not readily marketable
Cnote Group, Inc	Fintech	4.3 % ownership	$51,500	$51,500	1.9%
Mitre Medical Corp	Life Science	0.6 % ownership	75,000	75,000	2.8%
Total SAFE Investment – Not readily marketable			$126,500	$126,500	4.7%

Preferred Stock Investment – Not readily marketable
Shyft (FKA Crater Group Inc)	Technology	3.4 % ownership	$51,500	$51,500	1.9%
Colabs Inc	Life Science	5.0 % ownership	50,000	50,000	1.9%
Neuroflow Inc	Life Science	7.5 % ownership	150,000	150,000	5.6%
FemtoDX Inc	Life Science	42,436 series A preferred stock - 5.0 % ownership	100,000	100,000	3.7%
Deep Blue Medical Advances Inc	Life Science	10,431 series A preferred stock - 1.0 % ownership	49,997	49,997	1.9%
Otomagnetics Inc	Life Science	3.3 % ownership	100,000	100,000	3.7%
Trellis Bioscience LLC	Life Science	0.5 % ownership	50,000	50,000	1.9%
Valfix Medical Inc	Life Science	2.9 % ownership	50,000	50,000	1.9%
Trellis Bioscience LLC	Life Science	0.5 % ownership	50,000	50,000	1.9%
Total Preferred Investment – Not readily marketable			$651,497	$651,497	24.4%

Common Stock Investment – Not readily marketable
Boardwalk Tech	Technology	150,000 units of common stock and warrant - 4.9 % ownership	$73,500	$73,500	2.8%
Total Common Stock Investment – Not readily marketable			$73,500	$73,500	2.8%

Other Investment – Not readily marketable
Exodos Life Sciences LP	Life Science	General Partnership Class A-1 Unit - 1.5 % ownership	$206,000	$206,000	7.7%
Enduralock LLC	Technology	Unit of LLC - 1.5 % ownership	30,000	30,000	1.1%
Total Other Investment – Not readily marketable			$236,000	$236,000	8.8%

Kyto Technology and Life Science Inc

Consolidated schedule of investments

As of March 31, 2020

(Continued)

Convertible Loan Investment – Not readily marketable

Seal Rock Therapeutics, Inc.	Life Science	Convertible note, 5%, no fixed term	$78,000	$78,000	2.9%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	100,000	100,000	3.7%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 6%, due August 29, 2020	50,000	1	0.0%
INBay Technology Inc	Technology	Convertible note, 24%, due October 26, 2020	50,000	50,000	1.9%
Basepaws Inc	Technology	Convertible note, 1%, due April 30, 2020	50,000	50,000	1.9%
Kitotech Medical Inc	Life Science	Convertible note, 6%, due December 19, 2020	100,000	100,000	3.7%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 5%, due January 24, 2021	11,048	1	0.0%
Cnote Group, Inc	Fintech	Convertible note, 4%, due December 18, 2020	50,000	50,000	1.9%
Promaxo, Inc.	Life Science	Convertible note, 8%, due September 1, 2020	250,000	250,000	9.4%
Shyft (FKA Crater Group Inc)	Technology	Convertible note, 8%, due March 18, 2020	50,000	50,000	1.9%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	25,000	25,000	0.9%
SageMedic Corp	Life Science	Convertible note, 8%, due April 12, 2021	50,000	50,000	1.9%
Beam Semiconductor Inc	Technology	Convertible note, 8%, due June 30, 2020	150,000	150,000	5.6%
INBay Technology Inc	Technology	Convertible note, 12%, due July 9, 2021	30,000	30,000	1.1%
Lifewave Biomedical Inc	Life Science	Convertible note, 6%, due December 31, 2020	30,000	30,000	1.1%
Cyberdontics Inc	Life Science	Convertible note, 8%, due September 4, 2022	30,000	30,000	1.1%
Light Line Medical Inc	Life Science	Convertible note, 8%, due September 9, 2021	30,000	30,000	1.1%
Visgenx Inc	Life Science	Convertible note, 6%, due December 31, 2020	30,000	30,000	1.1%
Every Key Inc	Technology	Convertible note, 5%, due December 11, 2023	100,000	100,000	3.7%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	50,000	50,000	1.9%
Lifewave Biomedical Inc	Life Science	Convertible note, 6%, due December 31, 2020	70,000	70,000	2.6%
Light Line Medical Inc	Life Science	Convertible note, 8%, due February 10, 2022	70,000	70,000	2.6%
INBay Technology Inc	Technology	Convertible note, 12%, due February 21, 2022	50,000	50,000	1.9%
Cyberdontics Inc	Life Science	Convertible note, 8%, due February 27, 2023	35,000	35,000	1.3%
Xpan Inc	Life Science	Convertible note, 8%, due March 4, 2022	50,000	50,000	1.9%
Beam Semiconductor Inc	Technology	Convertible note, 8%, due March 5, 2021	50,000	50,000	1.9%
Total Convertible Loan Investment – Not readily marketable			$1,639,048	$1,578,002	59.2%

Total net assets			$2,726,545	$2,665,499	99.9%

(a) Percentages are based on net assets of $2,667,611 as of March 31, 2020

Kyto Technology and Life Science Inc

Consolidated schedule of investments

As of March 31, 2019

Portfolio Company	Industry	Investment and approximate ownership	Cost	Fair value	Percentage of net assets (a)
SAFE Investment – Not readily marketable
Cnote Group, Inc	Fintech	4.3 % ownership	$51,500	$51,500	3.3%
Mitre Medical Corp	Life Science	0.6 % ownership	75,000	75,000	4.8%
Total SAFE Investment – Not readily marketable			$126,500	$126,500	8.1%

Preferred Stock Investment – Not readily marketable
Shyft (FKA Crater Group Inc)	Technology	3.4 % ownership	$51,500	$51,500	3.3%
Colabs Inc	Life Science	5.0 % ownership	50,000	50,000	3.2%
Neuroflow Inc	Life Science	7.5 % ownership	150,000	150,000	9.6%
FemtoDX Inc	Life Science	42,436 series A preferred stock - 5.0 % ownership	100,000	100,000	6.4%
Total Preferred Stock Investment – Not readily marketable			$351,500	$351,500	22.5%

Other Investment – Not readily marketable
Exodos Life Sciences LP	Life Science	General Partnership Class A-1 Unit - 1.5 % ownership	$206,000	$206,000	13.2%
Total Other Investment – Not readily marketable			$206,000	$206,000	13.2%

Convertible Loan Investment – Not readily marketable
Seal Rock Therapeutics, Inc.	Life Science	Convertible note, 5%, no fixed term	$78,000	$78,000	5.0%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	100,000	100,000	6.4%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 6%, due August 29, 2020	50,000	50,000	3.2%
INBay Technology Inc	Technology	Convertible note, 24%, due October 26, 2020	50,000	50,000	3.2%
Basepaws Inc	Technology	Convertible note, 1%, due April 30, 2020	50,000	50,000	3.2%
Kitotech Medical Inc	Life Science	Convertible note, 6%, due December 19, 2020	100,000	100,000	6.4%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 5%, due January 24, 2021	11,048	11,048	0.7%
Cnote Group, Inc	Fintech	Convertible note, 4%, due December 18, 2020	50,000	50,000	3.2%
Promaxo, Inc.	Life Science	Convertible note, 8%, due September 1, 2020	250,000	250,000	16.0%
Shyft (FKA Crater Group Inc)	Technology	Convertible note, 8%, due March 18, 2020	50,000	50,000	3.2%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	25,000	25,000	1.6%
Total Convertible Loan Investment – Not readily marketable			$814,048	$814,048	52.1%

Total net assets			$1,498,048	$1,498,048	95.8%

(a) Percentages are based on net assets of $1,563,732 as of March 31, 2019

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NATURE OF BUSINESS

Kyto Technology and Life Science, Inc. was formed as a Florida corporation on March 5, 1999 under the name of B Twelve Inc. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc. In July 2019, the Company was re-incorporated as a Delaware company.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been looking at a number of strategies to become active. In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have completed due diligence and committed to invest, and does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the Companies in which it invests. The Company plans to generate revenue from realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years following investment. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. In 2018, the Company developed a business plan to make investments in early stage private companies. At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance of contained therein. Other then making its initial investments in its portfolio companies, the Company does not provide any financial support to any of its investees.

The Company currently has approximately $30,000 in the bank and is now actively marketing the first $3 million tranche of a Series B round with a target close date of September 2020. As at June 12, it has raised $300,000 from the sale of Series B stock. Since general and admin expenses, other than investor relations and executive bonus are quite low, averaging $17,000 per month through the year ended March 31, 2020 and payments for investor fundraising, executive bonuses, and commitments to new investment opportunities are discretionary, the Company believes it will be able to manage its cash flow to match available cash on a case by case basis. However, there is no assurance that the Company will be able to continue as a going concern, and stay at home orders, and general economic uncertainties arising out of the current Covid-19 epidemic create additional l delay and uncertainty.

(B) LIQUIDITY

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been looking at a number of strategies to become active. In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have completed due diligence and committed to invest, and does not typically invest more than $250,000 in any single investment. The Company plans to generate revenue from realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years following investment. Between April 2018 and September 2019 the Company raised $3,360,000 from sales of Series A preferred stock and between October 2019 and March 2020 raised $600,000 from sales of Series B Preferred stock. These funds were used for investments, operating expenses, and fundraising activities. However, in spite of this, there can be no assurance that the Company will be able to continue as a going concern, and stay at home orders, and general economic uncertainties arising out of the current Covid-19 epidemic have created additional delay and uncertainty.

(C) BASIS OF PRESENTATION

The company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, and other contingencies.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The company’s financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946). In accordance with this specialized accounting guidance, the company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the company will not apply consolidation or equity method of accounting to its investments. The company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The company does not currently plan to elect to carry its liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the March 31, 2020 and 2019 of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP.

(D) REVENUE RECOGNITION

The Company derives revenue from the sale of investments and occasional fees earned from the provision of financial advisory services to portfolio investment companies. As a minority, early-stage investor, the Company does not have the ability to manage the timing or acceptance of liquidity events that will realize its investments, nor the ability to predict when they may happen, although as a guideline, it would expect such events to occur around four years after its investments are made. The Company will book the revenue from investment activities upon completion of sale and receipt of net proceeds, after deducting related transaction expenses. The Company does not recognize any revenue from unrealized gains. The Company is in regular contact with the management of its portfolio investment companies to provide the basis for impairment reviews, and forecasting future revenue and fund raising needs.

(E) INCOME TAXES

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

(F) USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during the fiscal year ended March 31, 2020 and 2019 include the valuation of investment valuation, stock options and warrants.

(G) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2020 and 2019, respectively.

(H) CONCENTRATIONS

The Company maintains its cash in bank checking and deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2020 and 2019, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2020 and 2019, respectively.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(I) STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation” requires generally that all equity awards granted to employees and consultants be accounted for at “fair value.” This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model. The Company granted 1,370,000 options to consultants and advisors during the year ended March 31, 2020 (2019 - None).

(J) NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards Accounting Standard Codification Topic 260, "Earnings per Share", basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of preferred stock, stock options and warrants, have not been included in the calculation, as their effect is anti-dilutive for the periods presented.

Number of shares used in calculation of diluted EPS
Common shares	5,836,832
Preferred A shares	3,805,449
Preferred B shares	95.753
Options	435,635
Warrants	3,805,449
Total	13,979,118

(K) INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

The Company reviews the performance of the underlying investments including, management reports, press releases, web site announcements and progress reports, Carta equity updates, management interviews and, where accessible, financial reports, to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. The Company recognized impairment of one of its investments which was written down by $61,046 in September, 2019. The Company has not experienced any impairment write-downs in any prior or subsequent periods.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is an exchange price notion under which fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability.

The Company has established procedures to estimate the fair value of its investments which the company’s board of directors has reviewed and approved. The company will use observable market data to estimate the fair value of investments to the extent that market data is available. In the absence of quoted market prices in active markets, or quoted market prices for similar assets or in markets that are not active, the company will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances, which incorporates the company’s assumptions about the factors that a market participant would use to value the asset.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or market approach. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The market approach compares recent comparable transactions to the investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our management and board.

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumption may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparable, the principal market and enterprise values, environmental factors, among other factors.

The estimated fair values will not necessarily represent the amounts that may be ultimately realized due to the occurrence or nonoccurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of the valuation of the investments, the estimate of fair values may differ significantly from the value that would have been used had a broader market for the investments existed.

The authoritative accounting guidance prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

(L) SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Company adopted Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946). In accordance with this specialized accounting guidance, the company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the company will not apply consolidation or equity method of accounting to its investments.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

(M) DEFERRED FUNDRAISING EXPENSES

In 2019, the Company commenced a plan to raise a Series B Preferred round of equity to fund its ongoing investment program and cost of operations. Typically, it expects that this plan, from start to finish may take from six to nine months and in order to match the cost and benefits of this process, the Company adopted a policy of capitalizing direct expenses incurred in the course of fund raising with the intention of netting accumulated expenses against proceeds from sale of equity, and reporting the net funds raised at the close. Direct expenses include legal fees, investor relations fees, investor roadshows and meeting expenses, and related filing and printing fees. At December 31, 2019, the Company has deferred $256,174 of such expenses.

Because of the impact of the Covid-19 virus which caused potential investors to slow down their investment decision making, it became difficult to anticipate the rate of funding and, accordingly, the Company decided to write off all deferred fundraising expenses as at March 31, 2020, and to expense such expenses in future periods.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(N) VOLUNTARY CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of fiscal 2020, the Company made a voluntary change in accounting principle by preparing the company’s financial statements using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946).

The Company made this voluntary change in principle because it believes that the Company now met the characteristics and requirement of being an investment company under ASC 946, and the presentation under ASC 946 better reflects the business purpose and enhances the comparability of its financial statements with many of its industry peers. In accordance with U.S. GAAP, the change has been reflected in the financial statements through retrospective application as follows:

	March 31, 2020			March 31, 2019
	Prior to	Effect of		Prior to	Effect of
	Change	Change	Adjusted	Change	Change	Adjusted
Cash	$33,756	$-	$33,756	$93,634	$-	$93,364
Receivable	500	-	500	1,000	-	1,000
Investment	-	2,665,499	2,665,499	-	1,498,048	1,498,048
Current assets	34,256	2,665,499	-	94,634	1,498,048	-

Investment	2,665,499	(2,665,499)	-	1,498,048	(1,498,048)	-
Total assets	$2,699,755	$-	$2,699,755	$1,592,682	$-	$1,592,682

NOTE 2 COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies.

NOTE 3 RELATED PARTY TRANSACTIONS

At March 31, 2020 there was an accrued liability for $5,750 in respect of consulting fees, and telephone and travel expenses due to officers of the Company.

NOTE 4 EARNINGS PER SHARE

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

	2020	2019
Net loss available to common shareholders	$(773,399)	$(230,107)
Weighted average common shares outstanding	5,836,832	4,769,369
Basic and diluted net loss per share	$(0.13)	$(0.05)

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020

NOTE 5 INVESTMENTS

The following table summarizes the Company’s investment portfolio at March 31, 2020 and 2019.

	As of March 31
	2020		2019
Number of portfolio companies	28		18
Fair value	$2,665,499		$1,498,048
Cost	$2,726,545		$1,498,048

% of portfolio at cost
Convertible notes	1,578,002	58%	$814,048	54%
Preferred stock	651,497	24%	351,500	23%
Common stock	73,500	3%	-	0%
SAFE	126,500	5%	126,500	8%
Other ownership units	236,000	9%	206,000	14%
Total	$2,665,499	98%	$1,498,048	100%

Our investment portfolio represents approximately 99.9% of our net assets at March 31, 2020 and 95.8% at March 31, 2019. Investments in early stage start up private operating entities, are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including actual and projected results and independent third party valuation estimates. These investments are designated as Level 3 assets.

We focus on making our investments are made in the United States, Canada and Israel.

As of March 31, 2019
	America	Canada	Israel	Total
Fair value beginning of year	$ 1,448,048	$ 50,000	$ -	$ 1,498,048
New investments	783,497	195,000	250,000	1,228,497
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Write down of investment	(61,046)	-	-	(61,046)
Fair value March 31, 2020	$ 2,170,499	$ 245,000	$ 250,000	$ 2,665,499

As of March 31, 2018
	America	Canada	Israel	Total
Fair value beginning of year	$ -	$ -	$ -	$ -
New investments	1,448,048	50,000	-	1,498,048
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Write down of investment	-	-	-	-
Fair value March 31, 2019	$ 1,448,048	$ 50,000	$ -	$ 1,498,048

Working on the experience of our technical advisors, we limit our investments to fintech, technology, and life sciences.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020

NOTE 5 INVESTMENTS (CONTINUED)

As of March 31, 2019
	Fintech	Technology	Life science	Total
Fair value beginning of year	$ 101,500	$ 262,548	$ 1,134,000	$ 1,498,048
New investments	-	483,500	744,997	1,228,497
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Write down of investment	-	(61,046)	-	(61,046)
Fair value March 31, 2020	$ 101,500	$ 685,002	$ 1,878,997	$ 2,665,499

As of March 31, 2018
	Fintech	Technology	Life science	Total
Fair value beginning of year	$ -	$ -	$ -	$ -
New investments	101,500	262,548	1,134,000	1,498,048
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Write down of investment	-	-	-	-
Fair value March 31, 2019	$ 101,500	$ 262,548	$ 1,134,000	$ 1,498,048

We invest in early stage private companies developing products or solutions in the fields of fintech, technology and life sciences. Typically we are investing in interest bearing notes that may be convertible into equity securities upon the completion of qualified subsequent financings, preferred stock, SAFEs or other forms of ownership.

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total
As of March 31, 2019
Fair value beginning of year	$ 764,048	$ 401,500	$ 126,500	$ -	$ 206,000	$ 1,498,048
New investments	825,000	299,997	-	73,500	30,000	1,228,497
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Write down of investment	(61,046)	-	-	-	-	(61,046)
Fair value March 31, 2020	$ 1,528,002	$ 701,497	$ 126,500	$ 73,500	$ 236,000	$ 2,665,499

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total
As of March 31, 2018	$ --	$ -	$ -	$ -	$ -	$ -
Fair value beginning of year	-	-	-	-	-	-
New investments	764,048	401,500	126,500	-	206,000	1,498,048
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Write down of investment	-	-	-	-	-	-
Fair value March 31, 2019	$ 764,048	$ 401,500	$ 126,500	$ -	$ 206,000	$ 1,498,048

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020

NOTE 6 INCOME TAXES

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

The Company had no income tax provision for the years ended March 31, 2020 and 2019 because the Company had net operating losses for both federal and state tax purposes. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382/383, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation or eliminate them entirely. An ownership change pursuant to Section 382/383 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited or eliminate them entirely.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the years ended March 31
	2020	2019
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(8.0)%	(5.5)%
Permanent differences	-%	-%
Change in valuation allowance	29.0%	26.5%
Effective income tax rate	-%	-%

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For the years ended March 31
	2020	2019
Net operating loss carryforwards	$5,051,328	$6,304,297
Current year losses	773,399	230,107
Permanent differences	-	-
Gross deferred tax assets	$5,824,727	$6,534,404
Valuation allowance	(5,824,727)	(6,534,404)
Deferred tax asset, net of valuation allowance	$-	$-

At March 31, 2020 and 2019, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $5.8 million and $6.5 million, respectively. These loss carryforwards expire within fifteen to twenty years of the respective tax years and may be used to offset future taxable income through 2039.

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

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020

NOTE 6 INCOME TAXES (CONTINUED)

The CARES Act repeals the 80% income limitation for NOL carryovers that can be deducted in tax years beginning before January 1, 2021.  It also provides that for any taxable year beginning after December 31, 2020, the 80% limitation on taxable income equals 80% of the excess of taxable income over the amount of pre-TCJA NOLs carried to such year, clarifying an interpretive issue that had arisen under the TCJA text.

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

NOTE 7 EQUITY

PREFERRED STOCK

(A) SERIES A PREFERRED

As of March 31, 2020, there are 4,200,000 shares of Series A preferred stock (“Series A”) designated at a par value of $0.01 per share. The Company has outstanding 4,200,000 shares of Series A Preferred stock Units. During the years ended March 31, 2020 and 2019, the Company sold 1,587,500 and 2,212,500 Units, respectively for cash and in the year ended March 31, 2019 issued 400,000 Units for the conversion of $320,000 of related party debt. The Units consist of one Series A share and one warrant per Unit and sold for $0.80 per unit in a private placement to accredited investors The Series A can either be converted into Common Shares upon listing of the Company on Nasdaq or elect to receive $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of Common Shares a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). All share issuances and obligations are recognized on the books and stock register.

(B) SERIES B PREFERRED

There are also 6,000,000 shares of Series B preferred stock (“Series B”) designated at a par value of $0.01 per share. During the year ended March 31, 2020, the Company sold 812,500 shares to accredited investors for $600,000 in a private placement that commenced in September 2019. The Series B can either be converted into Common Shares upon listing of the Company on Nasdaq or elect to receive $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of the Series B shall be entitled to receive in preference to the holders of Common Shares and Series A, a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference).

(C) COMMON STOCK

The Company has authorized 40,000,000 shares of common stock at a par value of $0.01 per share. As of March 31, 2020, and March 31, 2019 a total of 5,836,832 shares of the Company’s common stock were issued and outstanding, respectively.

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

In July 2019, the majority of the shareholders of the Company approved the introduction of the Kyto Technology and Life Science 2019 Stock Option and Incentive Plan (“Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors. During the year ended March 31, 2020, the Company issued a total of 1,370,000 non-qualified stock options to consultants and advisors vesting over terms from one to four years.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020

NOTE 7 EQUITY (CONTINUED)

	Number of options	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2018	-	$-	-
Granted	2,697,085	$0.00	1.00
Exercised	(2,697,085)	$0.00	1.00
Cancelled	-	$0.00	-
Outstanding March 31, 2019	-	$0.00	-

Exercisable March 31, 2019	-	$-	-

In connection with the grant of stock options the Company recognises the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations. The assumptions used for options granted in the years ended March 31, 2020 and 2019 were as follows:

	March 31, 2020	March 31, 2019
Stock Price at grant date	$0.033	0.006
Exercise Price	$0.033	0.006
Term in Years	2.32	1.00
Volatility assumed	71%	73%
Annual dividend rate	0.0%	0%
Risk free discount rate	2.00%	1.79%

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted. During the year ended March 31, 2020 and March 31, 2019, the Company amortised $7,277 and $4,613, respectively, as option expense.

(E) WARRANTS

In conjunction with the sale of Series A Preferred stock Units, the Company issued 4,200,000 warrants to purchase common stock at a price of $1.20 per share for a period of three years. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility.

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2018	-	$-	-
Granted	2,612,500	$1.20	3.00
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding March 31, 2019	2,612,500	$1.20	2.41

Exercisable March 31, 2019	2,612,500	$-	2.41

At March 31, 2020, the value of the warrants was $0 as the Company did not bifurcate the value of Series A Preferred and warrants within the Units sold.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020

NOTE 8 FINANCIAL HIGHLIGHTS

Per share data (a)

	March 31, 2020	March 31, 2019
Net asset value	$0.46	$0.27
Net loss	$0.13	$0.04
Net realized and unrealized gain (loss) on investments	$(0.01)	$-
Ratios and Supplemental Data
Net assets, end of period	$2,667,611	$1,563,732

Common shares outstanding, end of period	5,836,832	5,836,832

Total operating expenses/net assets	29.5%	15.3%
Net loss/net assets	29.0%	14.7%
Interest expense and bank fees	-%	-%

(a) Per Share Data is based on weighted average number of common shares outstanding for the period.

NOTE 9 SUBSEQUENT EVENTS

Since March 31, 2020, the Company has raised $325,000 from the sale of 406,250 Series B Preferred stock units through private placements.

Since March 31, 2020, the Company has invested $150,000 in three additional investment opportunities.