Form 10-K/A
period 2020-03-31
Kyto Technology & Life Science, Inc.
filed 2020-07-02
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to Annual Report on Form 10-K ("Form 10-K") for the period ended March 31,2020, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment #1 to the Form 10-K speaks as of the original filing date of the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K

(A) LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3(i)(a)	Articles of Incorporation of Kyto Technology and Life Science, Inc.*
3(i)(b)	Articles of Amendment changing name to Kyto Technology and Life Science, Inc.*
3(i)(c)	Delaware incorporation and revised articles of incorporation **
3(ii)	Bylaws of Kyto Technology and Life Science, Inc.*
31.1	Section 302 Certification of the principal executive officer ***
31.2	Section 302 Certification of the principal financial and accounting officer***
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the principal executive officer ***
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the principal financial accounting officer***
18.1	Auditors preferability letter re adoption of ASC 946 **
101	XBRL (eXtensible Business Reporting Language) ***

* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission

** Filed as Exhibit with the Form 10-K for the period ended March 31, 2020 filed on June 30, 2020.

*** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its be signed on its behalf by the undersigned, thereunto duly authorized.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

DATE: July 2, 2020

	By:	/ s/ Simon Westbrook
	Name:	Simon Westbrook
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Russo	Chief Executive Officer	July 2, 2020

/s/ Georges Benarroch	Director	July 2, 2020

/s/ Simon Westbrook	Chief Financial Officer	July 2, 2020