Form 10-Q
period 2020-06-30
Kyto Technology & Life Science, Inc.
filed 2020-08-04
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________to __________

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	000-50390	65-1086538
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

13050 Paloma Road, Los Altos Hills, CA 94022

(Address of Principal Executive Office) (Zip Code)

(408) 313 5830

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol	Exchange
Common stock	KBPH	OTC QB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit such files). [   ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	Accelerated filer	[ ]
[ ]	Non-accelerated filer	Smaller reporting company	[X]
[ ]	Emerging growth company

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

5,836,832 Common Shares - $.01 Par Value - as of July 30, 2020

KYTO Technology and Life Science, Inc.

For the quarterly period ended June 30, 2020

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Kyto Technology and Life Science, Inc.

Condensed Balance Sheets

	June 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$126,329	$33,756
Receivables	-	500
Investments	2,915,499	2,665,499
Total Assets	$3,041,828	$2,699,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable & accrued liabilities	$29,037	$26,394
Accrued liabilities & loans - related party	8,000	5,750
Total Current Liabilities	37,037	32,144

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock authorized but not designated, $.01 par value 19,800,000 shares, none issued and outstanding as of June 30, 2020 and March 31, 2020	-	-
Series A preferred convertible stock, $.01 par value, 4,200,000 shares designated, 4,200,000 issued and outstanding as of June 30, 2020 and March 31, 2020	42,001	42,001
Series B preferred convertible stock, $0.01 par value, 6,000,000 shares designated, 1,281,250 and 812,500 issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	12,188	8,125
Common stock, $.01 par value, 40,000,000 shares authorized, 5,836,832 issued and outstanding as of June 30, 2020 and March 31 2020	58,368	58,368
Additional paid-in capital	36,315,354	35,943,369
Accumulated deficit	(33,423,120)	(33,384,252)
Total Stockholders' Equity	3,004,791	2,667,611

Total Liabilities and Stockholders' Equity	$3,041,828	$2,699,755

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Operations

(Unaudited )

	For the Three months Ended June 30,
	2020	2019
Revenue	$500	$3,250
Operating Expenses
General and administrative	39,368	204,848
Total Operating Expenses	39,368	204,848

Loss from Operations	(38,868)	(201,598)
Interest expense, net	-	-

Net Loss before taxes	(38,868)	(201,598)
Income (tax) benefit	-	-

Net Loss	$(38,868)	$(201,598)
Weighted average number of shares outstanding
basic and diluted	5,836,832	5,836,832

Net loss per share - basic and diluted	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Stockholders' Equity

(Unaudited)

	Preferred A Stock #	Preferred A Stock Amount	Preferred B Stock #	Preferred B Stock Amount	Common Stock #	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2019	2,612,500	$26,125	-	$-	5,836,832	$58,368	$34,090,092	$(32,610,853)	$1,563,732

Net (loss) for the three months ended June 30, 2019	-	-	-	-	-	-	-	(201,598)	(201,598)
Sale of Series A Preferred stock at $0.80 per share	1,081,250	10,813	-	-	-	-	854,187	-	865,000
Compensation expense on stock options	-	-	-	-	-	-	101	-	101

Balance, June 30, 2019	3,693,750	$36,938	-	$-	5,836,832	$58,368	$34,944,380	$(32,812,451)	$2,227,235

Balance, March 31, 2020	4,200,000	$42,001	812,500	$8,125	5,836,832	$58,368	$35,943,369	$(33,384,252)	$2,667,611
Net (loss) for the three months ended June 30, 2020	-	-	-	-	-	-	-	(38,868)	(38,868)
Sale of Series B Preferred stock at $0.80 per share	-	-	468,750	4,063	-	-	370,937	-	375,000
Compensation expense on stock options	-	-	-	-	-	-	1,048	-	1,048
Balance, June 30, 2020	4,200,000	$42,001	1,281,250	$12,188	5,836,832	$58,368	$36,315,354	$(33,423,120)	$3,004,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended	For the three months ended
	June 30, 2020	June 30, 2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(38,868)	$(201,598)
Adjustments to reconcile net loss to net cash used in operating activities
Option compensation expense	1,048	101

Changes in operating assets and liabilities
Receivables	500	-
Deferred fundraising expenses	-	(124,013)
Accounts payable and accrued liabilities	2,643	17,931
Net cash used in operating activities	(34,677)	(307,579)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equity investments	(250,000)	(323,497)
Net cash used in investing activities	(250,000)	(323,497)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sales of Series A Preferred stock	-	865,000
Proceeds from sales of Series B Preferred stock	375,000	-
Advances from related party	2,250	(2,250)
Net cash provided by financing activities	377,250	862,750

Net increase in cash	92,573	231,674

Cash at beginning of period	33,756	93,634
Cash at end of period	$126,329	$325,308

Supplemental Cash Flow Information:
Interest Paid	$-	$-
Taxes Paid	$800	$800

Supplemental disclosure of non-cash investing and financing activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Lif Science Inc

Schedule of investments

As of June 30, 2020

Portfolio Company	Industry	Investment and approximate ownership	Cost	Fair value	Percentage of net assets (a)
SAFE Investment – Not readily marketable
Cnote Group, Inc	Fintech	4.3 % ownership	$51,500	$51,500	1.71%
Mitre Medical Corp	Life Science	0.6 % ownership	75,000	75,000	2.50%
Total SAFE Investment – Not readily marketable			$126,500	$126,500	4.21%

Preferred Stock Investment – Not readily marketable
Shyft (FKA Crater Group Inc)	Technology	3.4 % ownership	$51,500	$51,500	1.71%
Colabs Inc	Life Science	5.0 % ownership	50,000	50,000	1.66%
Neuroflow Inc	Life Science	7.5 % ownership	150,000	150,000	4.99%
FemtoDX Inc	Life Science	42,436 series A preferred stock – 5.0 % ownership	100,000	100,000	3.33%
Deep Blue Medical Advances Inc	Life Science	10,431 series A preferred stock – 1.0 % ownership	49,997	49,997	1.66%
Otomagnetics Inc	Life Science	3.3 % ownership	100,000	100,000	3.33%
Trellis Bioscience LLC	Life Science	0.5 % ownership	50,000	50,000	1.66%
Valfix Medical Inc	Life Science	2.9 % ownership	50,000	50,000	1.66%
Trellis Bioscience LLC	Life Science	0.5 % ownership	50,000	50,000	1.66%
Lowell Therapeutics Inc	Life Science	5.0 % ownership	50,000	50,000	1.66%
Altis Biosystems Inc	Life Science	0.6% ownership	50,000	50,000	1.66%

Total Preferred Stock Investment – Not readily marketable			$751,497	$751,497	25.01%

Common Stock Investment – Not readily marketable
Boardwalk Tech	Technology	150,000 units of common stock and warrant – 4.9% ownership	$73,500	$73,500	2.45%
Total Common Stock Investment – Not readily marketable			$73,500	$73,500	2.45%

Other Investment – Not readily marketable
Exodos Life Sciences LP	Life Science	General Partnership Class A-1 Unit – 1.5 % ownership	$206,000	$206,000	6.86%
Enduralock LLC	Technology	Unit of LLC - 1.5 % ownership	30,000	30,000	1.00%
Green Sun Medical LLC	Life Science	Class A-1 units @ $22.80 per unit	50,000	50,000	1.66%
Green Sun Medical LLC	Life Science	Class A-1 units @ $22.80 per unit	25,000	25,000	0.83%
Green Sun Medical LLC	Life Science	Class A-1 units @ $22.80 per unit	25,000	25,000	0.83%

Total Other Investment – Not readily marketable			$336,000	$336,000	11.18%

Convertible Loan Investment – Not readily marketable
Seal Rock Therapeutics, Inc.	Life Science	Convertible note, 5%, no fixed term	$78,000	$78,000	2.60%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	100,000	100,000	3.33%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 6%, due August 29, 2020	50,000	1	0.00%
INBay Technology Inc	Technology	Convertible note, 24%, due October 26, 2020	50,000	50,000	1.66%
Basepaws Inc	Technology	Convertible note, 1%, due April 30, 2020	50,000	50,000	1.66%
Kitotech Medical Inc	Life Science	Convertible note, 6%, due December 19, 2020	100,000	100,000	3.33%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 5%, due January 24, 2021	11,048	1	0.00%
Cnote Group, Inc	Fintech	Convertible note, 4%, due December 18, 2020	50,000	50,000	1.66%
Promaxo, Inc.	Life Science	Convertible note, 8%, due September 1, 2020	250,000	250,000	8.32%
Shyft (FKA Crater Group Inc)	Technology	Convertible note, 8%, due March 18, 2020	50,000	50,000	1.66%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	25,000	25,000	0.83%
SageMedic Corp	Life Science	Convertible note, 8%, due April 12, 2021	50,000	50,000	1.66%
Beam Semiconductor Inc	Technology	Convertible note, 8%, due June 30, 2020	150,000	150,000	4.99%
INBay Technology Inc	Technology	Convertible note, 12%, due July 9, 2021	30,000	30,000	1.00%
Lifewave Biomedical Inc	Life Science	Convertible note, 6%, due December 31, 2020	30,000	30,000	1.00%
Cyberdontics Inc	Life Science	Convertible note, 8%, due September 4, 2022	30,000	30,000	1.00%
Light Line Medical Inc	Life Science	Convertible note, 8%, due September 9, 2021	30,000	30,000	1.00%
Visgenx Inc	Life Science	Convertible note, 6%, due December 31, 2020	30,000	30,000	1.00%
Every Key Inc	Technology	Convertible note, 5%, due December 11, 2023	100,000	100,000	3.33%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	50,000	50,000	1.66%
Lifewave Biomedical Inc	Life Science	Convertible note, 6%, due December 31, 2020	70,000	70,000	2.33%
Light Line Medical Inc	Life Science	Convertible note, 8%, due February 10, 2022	70,000	70,000	2.33%
INBay Technology Inc	Technology	Convertible note, 12%, due February 21, 2022	50,000	50,000	1.66%
Cyberdontics Inc	Life Science	Convertible note, 8%, due February 27, 2023	35,000	35,000	1.16%
Xpan Inc	Life Science	Convertible note, 8%, due March 4, 2022	50,000	50,000	1.66%
Beam Semiconductor Inc	Technology	Convertible note, 8%, due March 5, 2021	50,000	50,000	1.66%
Xpan Inc	Life Science	Convertible note, 8%, due March 4, 2022	25,000	25,000	0.83%
Xpan Inc	Life Science	Convertible note, 8%, due March 4, 2022	25,000	25,000	0.83%

Total Convertible Loan Investment - Not readily marketable			1,689,048	1,628,002	54.18%

Total			$2,976,545	$2,915,499	97.03%

(a) Percentages are based on net assets of $3,004,791 as of June 30, 2020

Kyto Technology and Lif Science Inc

Schedule of investments

As of March 31, 2020

Portfolio Company	Industry	Investment and approximate ownership	Cost	Fair value	Percentage of net assets (a)
SAFE Investment - Not readily marketable
Cnote Group, Inc	Fintech	4.3 % ownership	$51,500	$51,500	1.9%
Mitre Medical Corp	Life Science	0.6 % ownership	75,000	75,000	2.8%
Total SAFE Investment - Not readily marketable			$126,500	$126,500	4.7%

Preferred Stock Investment - Not readily marketable
Shyft (FKA Crater Group Inc)	Technology	3.4 % ownership	$51,500	$51,500	1.9%
Colabs Inc	Life Science	5.0 % ownership	50,000	50,000	1.9%
Neuroflow Inc	Life Science	7.5 % ownership	150,000	150,000	5.6%
FemtoDX Inc	Life Science	42,436 series A preferred stock - 5.0 % ownership	100,000	100,000	3.7%
Deep Blue Medical Advances Inc	Life Science	10,431 series A preferred stock - 1.0 % ownership	49,997	49,997	1.9%
Otomagnetics Inc	Life Science	3.3 % ownership	100,000	100,000	3.7%
Trellis Bioscience LLC	Life Science	0.5 % ownership	50,000	50,000	1.9%
Valfix Medical Inc	Life Science	2.9 % ownership	50,000	50,000	1.9%
Trellis Bioscience LLC	Life Science	0.5% ownership	50,000	50,000	1.9%
Total Preferred Stock Investment - Not readily marketable			$651,497	$651,497	24.4%

Common Stock Investment - Not readily marketable
Boardwalk Tech	Technology	150,000 units of common stock and warrant - 4.9% ownership	$73,500	$73,500	2.8%
Total Common Stock Investment - Not readily marketable			$73,500	$73,500	2.8%

Other Investment - Not readily marketable
Exodos Life Sciences LP	Life Science	General Partnership Class A-1 Unit - 1.5 % ownership	$206,000	$206,000	7.7%
Enduralock LLC	Technology	Unit of LLC - 1.5 % ownership	30,000	30,000	1.1%
Total Other Investment - Not readily marketable			$236,000	$236,000	8.8%

Convertible Loan Investment - Not readily marketable
Seal Rock Therapeutics, Inc.	Life Science	Convertible note, 5%, no fixed term	$78,000	$78,000	2.9%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	100,000	100,000	3.7%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 6%, due August 29, 2020	50,000	1	0.0%
INBay Technology Inc	Technology	Convertible note, 24%, due October 26, 2020	50,000	50,000	1.9%
Basepaws Inc	Technology	Convertible note, 1%, due April 30, 2020	50,000	50,000	1.9%
Kitotech Medical Inc	Life Science	Convertible note, 6%, due December 19, 2020	100,000	100,000	3.7%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 5%, due January 24, 2021	11,048	1	0.0%
Cnote Group, Inc	Fintech	Convertible note, 4%, due December 18, 2020	50,000	50,000	1.9%
Promaxo, Inc.	Life Science	Convertible note, 8%, due September 1, 2020	250,000	250,000	9.4%
Shyft (FKA Crater Group Inc)	Technology	Convertible note, 8%, due March 18, 2020	50,000	50,000	1.9%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	25,000	25,000	0.9%
SageMedic Corp	Life Science	Convertible note, 8%, due April 12, 2021	50,000	50,000	1.9%
Beam Semiconductor Inc	Technology	Convertible note, 8%, due June 30, 2020	150,000	150,000	5.6%
INBay Technology Inc	Technology	Convertible note, 12%, due July 9, 2021	30,000	30,000	1.1%
Lifewave Biomedical Inc	Life Science	Convertible note, 6%, due December 31, 2020	30,000	30,000	1.1%
Cyberdontics Inc	Life Science	Convertible note, 8%, due September 4, 2022	30,000	30,000	1.1%
Light Line Medical Inc	Life Science	Convertible note, 8%, due September 9, 2021	30,000	30,000	1.1%
Visgenx Inc	Life Science	Convertible note, 6%, due December 31, 2020	30,000	30,000	1.1%
Every Key Inc	Technology	Convertible note, 5%, due December 11, 2023	100,000	100,000	3.7%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	50,000	50,000	1.9%
Lifewave Biomedical Inc	Life Science	Convertible note, 6%, due December 31, 2020	70,000	70,000	2.6%
Light Line Medical Inc	Life Science	Convertible note, 8%, due February 10, 2022	70,000	70,000	2.6%
INBay Technology Inc	Technology	Convertible note, 12%, due February 21, 2022	50,000	50,000	1.9%
Cyberdontics Inc	Life Science	Convertible note, 8%, due February 27, 2023	35,000	35,000	1.3%
Xpan Inc	Life Science	Convertible note, 8%, due March 4, 2022	50,000	50,000	1.9%
Beam Semiconductor Inc	Technology	Convertible note, 8%, due March 5, 2021	50,000	50,000	1.9%
Total Convertible Loan Investment - Not readily marketable			1,639,048	1,578,002	59.2%

Total			$2,726,545	$2,665,499	99.9%

(a) Percentages are based on net assets of $2,667,611 as of March 31, 2020

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

NOTE 1 – DESCRIPTION OF BUSINESS

Kyto Technology and Life Science, Inc. was formed as a Florida corporation on March 5, 1999 under the name of B Twelve Inc. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc. In July 2019, the Company was re-incorporated as a Delaware company. The Company operates virtually, from public locations, or the homes of its officers and not lease any office space.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been looking at a number of strategies to become active. In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have completed due diligence and committed to invest, and does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the Companies in which it invests. The Company plans to generate revenue from realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years following investment. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. In 2018, the Company developed a business plan to make investments in early stage private companies. At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance of contained therein. Other than making its initial investments in its portfolio companies, the Company does not provide any financial support to any of its investees.

The Company has no regular employees, full-time or part-time. . The chief executive officer of Kyto Technology and Life Science, Inc. is acting as a consultant to the Company and does not receive contractual compensation for his services in the form of cash. In the year ended March 31, 2020 he was granted 800,000 stock options as incentive compensation and an ex gratia bonus of $216,000 in recognition of his performance in raising funding, performance of due diligence, and making investments.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. The Company currently has approximately $126,000 in the bank and is now actively marketing the first $3 million tranche of a Series B round with a target close date of September 2020. The average monthly expenses for the three months ended June 30, 2020 were approximately $13,000 per month so the Company has sufficient cash to fund its operations through the close of its Series B round if it simply manages its existing investments. However it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly. While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations. However, there is no assurance that the Company will be able to continue as a going concern, and stay at home orders, and general economic uncertainties arising out of the current Covid-19 epidemic create additional delay and uncertainty.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A)BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended June 30, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2020, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2020

The company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, stock-based compensation, and other contingencies.

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

The financial information associated with the June 30, 2020 and March 31, 2020 financial statements contain all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP.

(B)REVENUE RECOGNITION

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

(C)INCOME TAXES

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

(D)USE OF ESTIMATES

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

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant estimates during the three months ended June 30, 2020 and March 31, 2020 include the valuation of investment valuation, deferred tax asset, tax valuation allowance, stock options and warrants.

(E)CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at June 30, 2020 and March 31, 2020, respectively.

(F)CONCENTRATIONS

The Company maintains its cash in bank checking and deposit accounts, which, at times, may exceed federally insured limits. As of June 30, 2020 and March 31, 2020, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2020 and March 31, 2020, respectively.

(G)STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation” requires generally that all equity awards granted to employees and consultants be accounted for at “fair value.” This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model. The Company granted 120,000 and 0 options to consultants and advisors during the three months ended June 30, 2020 and June 30, 2019, respectively.

(H)NET LOSS PER COMMON SHARE

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

Number of shares used in calculation of diluted EPS
Common stock	5,836,832
Series A preferred stock	4,200,000
Series B preferred stock	1,281,250
Stock option	1,490,000
Warrant	4,200,000
17,008,082

(I)INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

The Company reviews the performance of the underlying investments including, management reports, press releases, web site announcements and progress reports, Carta equity updates, management interviews and, where accessible, financial reports, to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. The Company recognized impairment of one of its investments which was written down by $61,046 in September 2019. The Company has not experienced any impairment write-downs in any prior or subsequent periods.

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

June 30, 2020

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

(J)SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(K)VOLUNTARY CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of fiscal 2020, the Company made a voluntary change in accounting principle by preparing the company’s financial statements using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946).

The Company made this voluntary change in principle because it believes that the Company now met the characteristics and requirement of being an investment company under ASC 946, and the presentation under ASC 946 better reflects the business purpose and enhances the comparability of its financial statements with many of its industry peers. In accordance with U.S. GAAP, the change was reflected in the financial statements through retrospective application as follows:

	June 30, 2019
	Prior to	Effect of
	Change	Change	Adjusted
Cash	$325,308	$-	$325,308
Receivable	1,000	-	1,000
Investment	-	1,821,545	1,821,545
Deferred fundraising expenses	124,013	-	124,013
Current assets	450,321	1,821,545

Investment	1,821,545	(1,821,545)	-
Total assets	$2,271,866	$-	$2,271,866

There have been no further changes in the three months ended June 30, 2020.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies.

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2020 and March 31, 2020, the Company had accrued and owed $8,000 and $5,750, respectively, to officers of the Company for service fees, telephone and car allowance.

NOTE 5 INVESTMENTS

The following table summarizes the Company’s investment portfolio at June 30, 2020 and March 31, 2020.

	June 30, 2020		March 31, 2020
Number of portfolio companies	31		28
Fair value	$2,915,499		$2,665,499
Cost	$2,976,545		2,726,545
% of portfolio at fair value
Convertible notes	1,578,002	54%	1,528,002	57%
Preferred stock	801,497	27%	701,497	26%
Common stock	126,500	4%	126,500	5%
SAFE	73,500	3%	73,500	3%
Other ownership units	336,000	12%	236,000	9%
Total	$2,915,499	100%	2,665,499	100%

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

NOTE 5 INVESTMENTS (CONTINUED)

Our investment portfolio represents approximately 97.0% of our net assets at June 30, 2020 and 99.9% at March 31, 2020 Investments in early stage start up private operating entities, are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including actual and projected results and independent third party valuation estimates.

The following table presents fair value measurements of investments, by major class, as of June 30, 2020 and March 31, 2020, according to the fair value hierarchy:

June 30, 2020
Description	Level 1	Level 2	Level 3	Total
Corporate convertible loan	$-	$-	$1,628,002	$1,628,002
Corporate equity investments	-	-	1,287,497	1,287,497
Total investments, at fair value	$-	$-	$2,915,499	$2,915,499

March 31, 2020
Description	Level 1	Level 2	Level 3	Total
Corporate convertible loan	$-	$-	$1,578,002	$1,578,002
Corporate equity investments	-	-	1,087,497	1,087,497
Total investments, at fair value	$-	$-	$2,665,499	$2,665,499

We focus on making our investments in the United States, Canada and Israel. The investment in Canada and Israel were denominated and can be settled in USD.

As of June 30, 2020
	America	Canada	Israel	Total
Fair value beginning of period	$2,170,499	$245,000	$250,000	$2,665,499
New investments	200,000	50,000	-	250,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Write down of investment	-	-	-	-
Fair value June 30, 2020	$2,370,499	$295,000	$250,000	$2,915,499
As of March 31, 2020
	America	Canada	Israel	Total
Fair value beginning of year	$1,448,048	$50,000	$-	$1,498,048
New investments	783,497	195,000	250,000	1,228,497
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Write down of investment	(61,046)	-	-	(61,046)
Fair value March 31, 2020	$2,170,499	$245,000	$250,000	$2,665,499

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

NOTE 5 INVESTMENTS (CONTINUED)

Working on the experience of our technical advisors, we limit our investments to fintech, technology, and life sciences.

As of June 30, 2020
	Fintech	Technology	Life science	Total
Fair value beginning of period	$101,500	$685,002	$1,878,997	$2,665,499
New investments	-	-	250,000	250,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Write down of investment	-	-	-	-
Fair value June 30, 2020	$101,500	$685,002	$2,128,997	$2,915,499

As of March 31, 2020
	Fintech	Technology	Life science	Total
Fair value beginning of year	$101,500	$262,548	$1,134,000	$1,498,048
New investments	-	483,500	744,997	1,228,497
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Write down of investment	-	(61,046)	-	(61,046)
Fair value March 31, 2020	$101,500	$685,002	$1,878,997	$2,665,499

We invest in early stage private companies developing products or solutions in the fields of fintech, technology and life sciences. Typically we are investing in interest bearing notes that may be convertible into equity securities upon the completion of qualified subsequent financings, preferred stock, SAFEs or other forms of ownership.

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total
As of June 30, 2020
Fair value beginning of period	$1,528,002	$701,497	$126,500	$73,500	$236,000	$2,665,499
New investments	50,000	100,000	-	-	100,000	250,000
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Write down of investment	-	-	-	-	-	-
Fair value June 30, 2020	$1,578,002	$801,497	$126,500	$73,500	$336,000	$2,915,499

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total
As of March 31, 2020
Fair value beginning of year	$764,048	$401,500	$126,500	$-	$206,000	$1,498,048
New investments	825,000	299,997	-	73,500	30,000	1,228,497
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Write down of investment	(61,046)	-	-	-	-	(61,046)
Fair value March 31, 2020	$1,528,002	$701,497	$126,500	$73,500	$236,000	$2,665,499

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

NOTE 6– EQUITY

(A)PREFERRED STOCK

Series A

As of June 30, 2020 and March 31, 2020, there are 4,200,000 shares of Series A preferred stock (“Series A”) designated at a par value of $.01 per share. These shares were sold as investment Units at $0.80 per Unit in a private placement to accredited investors. The Units consist of one Series A share and one warrant per Unit. The Series A can either be converted at the option of the holder into Common Shares at a conversion price of $0.80 per share or it shall be converted upon listing of the Company on Nasdaq, NYSE or OTC markets or can elect to receive $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of Common Shares, a per share amount equal to two times (2x) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference currently $1.60 per share). The shares of Series A shall be non-voting. As of June 30, 2020 and March 31, 2020, there are 4,200,000 shares of Series A outstanding.

Series B

As of June 30, 2020 and March 31, 2020, there are, 6,000,000 shares of Series B preferred stock (“Series B”) designated at a par value of $.01 per share. These shares were sold in a private placement to accredited investors. The Series B can either be converted at the option of the holder into Common Shares at a conversion price of $0.80 per share or it shall be converted upon listing of the Company on Nasdaq, NYSE or OTC markets or the closing of one or more of a series financings resulting in aggregate proceeds of $10,000,000. In the event the Company issues additional securities at a purchase price less than the current conversion price, the conversion price shall be adjusted as defined. In the event of any liquidation or winding up of the Company, the holders of the Series B shall be entitled to receive in preference to the holders of Series A and Common Shares, a per share amount equal to the greater of i) one time (1x) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference – currently $0.80 per share) or ii) such amount per share as would have been payable had all shares of Series B been converted into common stock immediately prior to such liquidating event. The shares of Series B shall be voting on an as-converted basis with the common stock. As of June 30, 2020 and March 31, 2020, there are, respectively, 1,281,250 and 812,500 shares of Series B outstanding.

(B)COMMON STOCK

The Company has authorized 40,000,000 shares of common stock at a par value of $0.01 per share. As of June 30, 2020, and March 31, 2020 a total of 5,836,832 shares of the Company’s common stock were issued and outstanding. The Company sold 468,750 shares of Series B preferred for $375,000 during the three months ended June 30, 2020.

(C)STOCK OPTIONS

In April 2018, the Company approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan for the benefit of employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries.

In July 2019, the majority of the shareholders of the Company approved the introduction of the Kyto Technology and Life Science 2019 Stock Option and Incentive Plan (“Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors. During the three months ended June 30, 2020, and June 30, 2019, the Company issued a total of 120,000 and 0 non-qualified stock options to consultants and advisors vesting over terms of two years.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

NOTE 6– EQUITY (CONTINUED)

	Number of options granted	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2019	-	$ -	-
Granted	1,370,000	0.033	2.32
Exercised	-	-	-
Cancelled	-	-	-
Outstanding March 31, 2020	1,370,000	$ 0.033	2.32
Granted	120,000	0.033	2.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding June 30, 2020	1,490,000	$ 0.033	1.73

Exercisable March 31, 2020	619,863	$ 0.03	1.42
Exercisable June 30, 2020	827,988	$ 0.03	1.59

In connection with the grant of stock options the Company recognises the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations.

June 30, 2020
Stock Price at grant date	$0.033
Exercise Price	$0.033
Term in Years	232
Volatility assumed	71%
Annual dividend rate	0.0%
Risk free discount rate	2.00%

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted. During the three months ended June 30, 2020 and 2019, the Company amortised $1,048 and $101, respectively, as option expense. The intrinsic value of outstanding options at June 30, 2020 was $20,132, and $7,194 of the option expense upon grant remained unamortized at June 30, 2020.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

NOTE 6– EQUITY (CONTINUED)

(D)WARRANTS

In conjunction with the sale of stock Units, the Company issued 4,200,000 warrants to purchase common stock at a price of $1.20 per share for a period of three years. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility.

	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining life in years
Outstanding March 31, 2019	$2,612,500		2.4
Granted	$1,587,500	$1.20	3.0
Exercised	-
Cancelled	-
Outstanding March 31, 2020	4,200,000	$1.20	1.9
Granted	-	$-	-
Exercised	-
Cancelled	-
Outstanding June 30, 2020	4,200,000	$1.20	1.7

Exercisable March 31, 2020	4,200,000	$1.20
Exercisable June 30, 2020	4,200,000	$1.20

The assumptions used for warrants granted in the three months ended June 30, 2019 were as follows:

June 30, 2020
Stock Price at valuation	$0.006
Exercise Price	$1.20
Term in Years	3.00
Volatility assumed	73.0%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

At June 30, 2019 the value of the warrants was $0 as the Company did not bifurcate the value of Series A and warrants within the Units sold. The weighted average remaining life of the warrants at June 30, 2020 was 1.7 years. The intrinsic value of outstanding warrants at June 30, 2020 was $0.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

NOTE 7 – FINANCIAL HIGHLIGHTS

	June 30, 2020	June 30, 2019
Net asset value per share (a)	$0.51	$0.38
Net loss per share (a)	$0.01	$0.03
Net realized and unrealized gain (loss) on investments per share (a)	$-	$-

Ratios and Supplemental Data
Net assets, end of period	$3,004,791	$2,227,235

Common shares outstanding, end of period	5,836,832	5,836,832

Total operating expenses/net assets	1.3%	9.2
Net loss/net assets	1.3%	9.1
Interest expense and bank fees	-%	-

(a) Per Share Data is based on weighted average number of common shares outstanding for the period.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2020 the Company has sold $225,000 of Series B Preferred and invested $75,000 in additional investments.

During the three months ended June 30, 2020, the Company was subject to shelter in place regulations imposed by the State of California in mitigation of the spread of the Corona 19 virus. Since the Company does not have any dedicated office space and works virtually from the homes of its officers, there was no major disruption in working routines which continued by video and teleconference. Uncertainty arising from Covid 19 created a slow down in the rate at which the Company was able to raise Series B funding, and thereby continue to make investments, however the Company did see a reduction in travel and investor relations expenses during the period. The Company has 31 discrete investments in a range of different industry and geographic segments, many of which are in the life science and medical space. While there is clearly a risk that our portfolio companies may be adversely affected in their ability to raise future funding or do business, there have been no management reports revealing major problems and some of our portfolio companies may actually benefit from new opportunities created. We believe that our policy of spreading our investments in relatively small amounts over a large number of portfolio companies helps mitigate some of the risk that might be suffered by any of our investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

Kyto Technology and Life Science, Inc. was formed as a Florida corporation on March 5, 1999 under the name of B Twelve Inc. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc. In July 2019, the Company was re-incorporated as a Delaware company. The Company operates virtually, from public locations, or the homes of its officers and not lease any office space.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been looking at a number of strategies to become active. In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have completed due diligence and committed to invest, and does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the Companies in which it invests. The Company plans to generate revenue from realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years following investment. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. In 2018, the Company developed a business plan to make investments in early stage private companies. At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance of contained therein. Other than making its initial investments in its portfolio companies, the Company does not provide any financial support to any of its investees.

The Company has no regular employees, full-time or part-time. . The chief executive officer of Kyto Technology and Life Science, Inc. is acting as a consultant to the Company and does not receive contractual compensation for his services in the form of cash. In the year ended March 31, 2020 he was granted 800,000 stock options as incentive compensation and an ex gratia bonus of $216,000 in recognition of his performance in raising funding, performance of due diligence, and making investments.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. The Company currently has approximately $126,000 in the bank and is now actively marketing the first $3 million tranche of a Series B round with a target close date of September 2020. The average monthly expenses for the three months ended June 30, 2020 were approximately $13,000 per month so the Company has sufficient cash to fund its operations through the close of its Series B round if it simply manages its existing investments. However it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly. While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations. However, there is no assurance that the Company will be able to continue as a going concern, and stay at home orders, and general economic uncertainties arising out of the current Covid-19 epidemic create additional l delay and uncertainty.

Results of Operations

Revenue: In the three months ended June 30, 2020 and June 30, 2019, the Company billed $500 and $3,250, respectively for management advisory services provided to its investment portfolio companies.

General and Administration Expenses: General and administration expenses include professional fees incurred in the course of SEC filing and compliance, and travel and conference fees associated with fund raising and review of investment deal-flow. In the three months ended June 30, 2020 and June 30, 2019, the Company incurred General and administration expenses of $39,368 and $204,848, of which executive bonus was $4 and $160,000, respectively.

For the three months ended June 30, 2020 and 2019, the Company’s net loss was $38,868 and $201,598, respectively.

Liquidity and Capital Resources

The Company had net assets of $3,004,791 and $2,667,611 at June 30, 2020 and March 31, 2020, respectively. Cash was $126,329 and $33,756 as at June 30, 2020 and March 31, 2020, respectively.

Cash from operating activities

The Company used net cash of $34,677 in operations during the three months ended June 30, 2020 compared $307,579 used in operations for the three months ended June 30, 2019. Main reasons for the higher level in 2019 was the payment of a $160,000 executive bonus and $124,000 deferred fundraising expenses in the three months ended June 30, 2019.

Cash from investing activities

The Company used net cash of $250,000 in investing activities in the three months ended June 30, 2020 compared to $323,497 in the three months ended June 30, 2019. The lower level of investment in the three months ended June 30, 2020 was the result of a slower rate of raising cash from sale of stock and the resulting delay in finding and making suitable investments in the three months ended June 30, 2020.

Cash from financing activities

The Company had a net cash inflow from financing activities of $377,250 in the three months ended June 30, 2020 compared to $862,750 in the three months ended June 30, 2019. This inflow included $375,000 proceeds from the sale of preferred stock in the three months ended June 30, 2020 compared to $865,000 in the corresponding prior period. The Company also generated $2,250 of advances from related parties in the three months ended June 30, 2020, and paid back $2,250 in the three months ended June 30, 2019.

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

Significant estimates during the three months ended June 30, 2020 and March 31, 2020 include the valuation of investment valuation, deferred tax asset, tax valuation allowance, stock options and warrants.

INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

The Company reviews the performance of the underlying investments including, management reports, press releases, web site announcements and progress reports, Carta equity updates, management interviews and, where accessible, financial reports, to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. The Company recognized impairment of one of its investments which was written down by $61,046 in September 2019. The Company has not experienced any impairment write-downs in any prior or subsequent periods.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

IMPACT OF INFLATION

The Company does not foresee any implications being created by the current rate of inflation.

CONTRACTUAL OBLIGATION

The Company has no contractual obligations outside the normal course of business with its vendors, advisors, and consultants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2020 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2020. Notwithstanding this conclusion, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Internal Controls over Financial Reporting

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS.

Not required for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Corporation filed a certificate of Designation in July 2019 for the issue of up to 6,000,000 shares of Series B Preferred stock to accredited investors under Rule 506 of Regulation D of the Securities Act 1933. As of the filing date, the Corporation had sold a total of 1,281,250 shares of Series B Preferred stock to accredited investors. The Corporation has submitted a Form D filing to the United States Securities and Exchange Commission for this Offering. The Company will use the net proceeds for investment purposes and operating expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Index to Exhibits on page 25

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3(i)(a)	Articles of Incorporation of Kyto Technology and Life Science, Inc.* *

3(i)(b)	Articles of Amendment changing name to Kyto Technology and Life Science, Inc.** 3 (i)(b) Delaware incorporation and revised articles of incorporation .* *

3(ii)	Bylaws of Kyto Technology and Life Science, Inc.**

31.1	Section 302 Certification of principal executive officer.*
31.2	Section 302 Certification of principal financial and accounting officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed as Exhibit with this Form 10-Q.

**Previously filed with Form 10-K or Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Paul Russo
Paul Russo Chief Executive Officer, principal executive officer,

Date: August 3, 2020

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer

Date: August 3, 2020