Form 10-Q/A
period 2020-06-30
Kyto Technology & Life Science, Inc.
filed 2020-08-06
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

5,836,832 Common Shares - $.01 Par Value - as of July 30, 2020

EXPLANATORY NOTE

The sole purpose of this Amendment #2 to Quarterly Report on Form 10-Q ("Form 10-Q") for the period ended June 30, 2020, is to correct the State or Other Jurisdiction of Incorporation from Florida to Delaware.

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