Form 10-Q
period 2020-09-30
Kyto Technology & Life Science, Inc.
filed 2020-11-16
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

(650) 204 7896

(Registrant’s telephone number, including area code)

___________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol	Exchange
Common stock	KBPH	OTC QB

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit such files).   [X] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

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

5,836,832 Common Shares - $.01 Par Value - as of November 13, 2020

KYTO Technology and Life Science, Inc.

For the quarterly period ended September 30, 2020

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Kyto Technology and Life Science, Inc.
Condensed Balance Sheets
	September 30,	March 31,
	2020	2020
	( Unaudited)
ASSETS
Current Assets
Cash	$397,442	$33,756
Receivables	-	500
Investments	3,883,748	2,665,499
Total Assets	$4,281,190	$2,699,755

LIABILITIES AND NET ASSETS

Current Liabilities
Accounts payable & accrued liabilities	$42,459	$26,394
Accrued liabilities & loans - related party	8,000	5,750
Total Current Liabilities	50,459	32,144

Commitments and Contingencies	-	-

NET ASSETS
Preferred stock authorized but not designated, $.01 par value
19,800,000 shares, none issued and outstanding as of
September 30, 2020 and March 31, 2020	-	-
Series A preferred convertible stock, $.01 par value, 4,200,000 shares designated, 4,200,000 issued and outstanding
as of September 30, 2020 and March 31, 2020	42,001	42,001
Series B preferred convertible stock, $0.01 par value, 6,000,000 shares designated, 2,337,500 and 812,500 issued and outstanding as of
September 30, 2020 and March 31, 2020, respectively	23,375	8,125
Common stock, $.01 par value, 40,000,000 shares
authorized, 5,836,832 issued and outstanding as of
September 30, 2020 and March 31 2020	58,368	58,368
Additional paid-in capital	37,211,970	35,943,369
Accumulated deficit	(33,104,983)	(33,384,252)
Total net assets	4,230,731	2,667,611

Total liabilities and net assets	$4,281,190	$2,699,755

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three months ended September 30,		For the Six months ended September 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest on loans	$-	$-	$-	$-
Other interest and other income	-	5,700	500	8,950
Total investment income	-	5,700	500	8,950

EXPENSES
Management Fees	-	-	-	-
Interest expense	-	-	-	-
Banking and professional fees	63,605	20,291	76,543	28,952
Other operating expenses	96,506	44,762	122,936	240,949
Total expenses	160,111	65,053	199,479	269,901

Net investment loss	(160,111)	(59,353)	(198,979)	(260,951)

Net realized gain (loss) from investment	-	-	-	-
Net change in unrealized gain (loss) from investment	478,248	(61,046)	478,248	(61,046)
Net change in unrealized gain (loss) from hedging activities	-	-	-	-
Net realised and change in unrealized gain (loss) from investment and hedging activities	$478,248.00	$(61,046)	$478,248	$(61,046)

Net increase (decrease) in net assets resulting from operations	$318,137	$(120,399)	$279,269	$(321,997)

Basic earnings per share
Net increase (decrease) in net assets resulting from operations per share	$0.05	$(0.02)	$0.05	$(0.06)

Weighted average shares outstanding	5,836,832	5,836,832	5,836,832	5,836,832

Fully diluted earnings per share
Net increase (decrease) in net assets resulting from operations per share	$0.02	$(0.02)	$0.02	$(0.06)

Weighted average shares outstanding	17,987,040	5,836,832	17,058,856	5,836,832

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Changes in Net Assets for the Three months and Six months ended September 30, 2020
( Unaudited)

	Preferred A	Preferred A Stock	Preferred B	Preferred B Stock	Common	Common Stock	Additional Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total
Balance, Jun 30, 2020	4,200,000	$42,001	1,281,250	$12,188	5,836,832	$58,368	$36,315,354	$(33,423,120)	$3,004,791

Net investment loss	-	-	-	-	-	-	-	(160,111)	(160,111)
Net realized loss from investment	-	-	-	-	-	-	-	-	-
Net change in unrealized loss from investment	-	-	-	-	-	-	-	478,248	478,248
Net change in unrealized loss from hedging activities	-	-	-	-	-	-	-	-	-
Dividends and distributions	-	-	-	-	-	-	-	-	-
Sale of Series B Preferred stock at $0.80 per share	-	-	1,056,250	11,187	-	-	883,813	-	895,000
Compensation expense on stock options	-	-	-	-	-	-	12,803	-	12,803
Balance, September 30, 2020	4,200,000	$42,001	2,337,500	$23,375	5,836,832	$58,368	$37,211,970	$(33,104,983)	$4,230,731

Balance, March 31, 2020	4,200,000	$42,001	812,500	$8,125	5,836,832	$58,368	$35,943,369	$(33,384,252)	$2,667,611
Net investment loss	-	-	-	-	-	-	-	(198,979)	(198,979)
Net realized loss from investment	-	-	-	-	-	-	-	-	-
Net change in unrealized gain from investment	-	-	-	-	-	-	-	478,248	478,248
Net change in unrealized loss from hedging activities	-	-	-	-	-	-	-	-	-
Dividends and distributions	-	-	-	-	-	-	-	-	-
Sale of Series B Preferred stock at $0.80 per share	-	-	1,525,000	15,250	-	-	1,254,750	-	1,270,000
Compensation expense on stock options	-	-	-	-	-	-	13,851	-	13,851
Balance, September 30, 2020	4,200,000	$42,001	2,337,500	$23,375	5,836,832	$58,368	$37,211,970	$(33,104,983)	$4,230,731

Kyto Technology and Life Science, Inc.

Condensed Statements of Changes in Net Assets for the Three months and Six months ended September 30, 2019
( Unaudited)

	Preferred A	Preferred A Stock	Preferred B	Preferred B Stock	Common	Common Stock	Additional Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total

Balance, June 30, 2019	3,693,750	$36,938	-	$-	5,836,832	$58,368	$34,944,380	$(32,812,451)	$2,227,235

Net investment loss	-	-	-	-	-	-	-	(59,353)	(59,353)
Net realized loss from investment	-	-	-	-	-	-	-	-	-
Net change in unrealized loss from investment	-	-	-	-	-	-	-	(61,046)	(61,046)
Net change in unrealized loss from hedging activities	-	-	-	-	-	-	-	-	-
Dividends and distributions	-	-	-	-	-	-	-	-	-
Sale of Series A Preferred stock at $0.80 per share	506,250	5,062	-	-	-	-	399,938	-	405,000
Balance, September 30, 2019	4,200,000	$42,000	-	$-	5,836,832	$58,368	$35,344,318	$(32,932,850)	$2,511,836

Balance, March 31, 2019	2,612,500	$26,125	-	$-	5,836,832	$58,368	$34,090,092	$(32,610,853)	$1,563,732
Net investment loss	-	-	-	-	-	-	-	(260,951)	(260,951)
Net realized loss from investment	-	-	-	-	-	-	-	-	-
Net change in unrealized loss from investment	-	-	-	-	-	-	-	(61,046)	(61,046)
Net change in unrealized loss from hedging activities	-	-	-	-	-	-	-	-	-
Dividends and distributions	-	-	-	-	-	-	-	-	-
Sale of Series A Preferred stock at $0.80 per share	1,587,500	15,875	-	-	-	-	1,254,125	-	1,270,000
Compensation expense on stock options	-	-	-	-	-	-	101	-	101
Balance, September 30, 2019	4,200,000	$42,000	-	$-	5,836,832	$58,368	$35,344,318	$(32,932,850)	$2,511,836

Kyto Technology and Life Science, Inc.
Condensed Statements of Cash Flows
( Unaudited)

	For the six months ended	For the six months ended
	September 30, 2020	September 30, 2019

CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$279,269	$(321,997)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities
Net change in unrealised (gain) loss on investments	(478,248)	61,046
Option compensation expense	13,851	101

Changes in operating assets and liabilities
Receivables	500	(3,300)
Investments	(740,000)	(673,497)
Deferred fundraising expenses	-	(209,596)
Accounts payable and accrued liabilities	15,064	35,536
Net cash used in operating activities	(909,564)	(1,111,707)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sales of Series A Preferred stock	-	1,270,000
Proceeds from sales of Series B Preferred stock	1,270,000	-
Receipt of SBA loan	1,000	-
Advances from related party	2,250	1,500
Net cash provided by financing activities	1,273,250	1,271,500

Net increase in cash	363,686	159,793

Cash at beginning of period	33,756	93,634
Cash at end of period	$397,442	$253,427

Supplemental Cash Flow Information:
Interest Paid	$-	$-
Taxes Paid	$800	$800

Supplemental disclosure of non-cash investing and financing activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science Inc

Schedule of investments

As of September 30, 2020

Portfolio Company	Industry	Investment	Approx % Ownership	Cost	Fair value	Percentage of net assets (a)

SAFE Investment - Not readily marketable
Mitre Medical Corp	Life Science	SAFE	0.6%	$75,000	$75,000	1.8%
Total SAFE Investment - Not readily marketable				$75,000	$75,000	1.8%

Preferred Stock Investment - Not readily marketable
Altis Biosystems Inc.	Life Science	Series Seed-1 Preferred Stock	0.6%	$50,000	$50,000	1.2%
Cnote Group, Inc	Fintech	Seed 2 Preferred Stock	0.6%	50,000	59,783	1.4%
Cnote Group, Inc	Fintech	Seed 3 Preferred Stock	8.3%	51,500	66,247	1.6%
Colabs Inc	Life Science	Series A Preferred Stock	5.0%	50,000	50,000	1.2%
Deep Blue Medical Advances Inc	Life Science	Series A Preferred Stock	1.0%	49,997	49,997	1.2%
Eumentis Thereapeutics Inc	Life Science	Series A Preferred Stock	1.0%	100,000	100,000	2.4%
FemtoDX Inc	Life Science	Series A Preferred Stock	5.0%	100,000	100,000	2.4%
Inhalon Biopharma Inc	Life Science	Series A Preferred Stock	1.0%	99,997	99,997	2.4%
Light Line Medical Inc	Life Science	Convertible note, converted to Preference Stock	1.3%	30,000	38,031	0.9%
Light Line Medical Inc	Life Science	Convertible note, converted to Preference Stock	0.8%	70,000	88,739	2.1%
Lowell Therapeutics Inc	Life Science	Series A Preferred Stock	5.0%	50,000	50,000	1.2%
Lowell Therapeutics Inc	Life Science	Series A Preferred Stock	5.0%	50,000	50,000	1.2%
Neuroflow Inc	Life Science	Series A Seed-2 Stock	7.5%	150,000	150,000	3.5%
Otomagnetics Inc	Life Science	Series A-1 Preferred shares at $6..04675	3.3%	100,000	100,000	2.4%
Promaxo, Inc.	Life Science	Convertible note, converted to Preference Stock	1.4%	250,000	531,738	12.6%
Seal Rock Therapeutics, Inc.	Life Science	Convertible note, converted to Preference Stock	6.0%	78,000	80,329	1.9%
Shyft (FKA Crater Group Inc)	Technology	Convertible note, converted to Preference Stock	3.4%	51,500	97,940	2.3%
Shyft (FKA Crater Group Inc)	Technology	Convertible note, converted to Preference Stock	1.8%	50,000	64,626	1.5%
Trellis Bioscience LLC	Life Science	Class B Preferred Shares with warrants	0.5%	50,000	50,000	1.2%
Trellis Bioscience LLC	Life Science	Class B Preferred Shares with warrants	0.5%	50,000	50,000	1.2%
Valfix Medical Inc	Life Science	Series Seed Preferred Stock	2.9%	50,000	50,000	1.2%
Valfix Medical Inc	Life Science	Series Seed Preferred Stock	2.9%	50,000	50,000	1.2%
Visgenx inc	Life Science	Series Seed Preferred Stock	1.1%	25,000	25,648	0.6%
Visgenx inc	Life Science	Series Seed Preferred Stock	0.7%	15,003	15,392	0.4%
Visgenx Inc	Life Science	Series Seed Preferred Stock	6.0%	30,000	30,777	0.7%
Total Preferred Stock Investment - Not readily marketable				$1,700,997	$2,099,244	49.6%

Common Stock Investment - Not readily marketable
Boardwalk Tech	Technology	150,000 units of common stock and warrant	4.9%	$73,500	$64,500	1.5%
Bendarx	Life Science	Common shares		100,000	100,000	2.4%
Total Common Stock Investment - Not readily marketable				$173,500	$164,500	3.9%

Other Investment - Not readily marketable
Exodos Life Sciences LP	Life Science	General Partnership Class A-1 Unit	1.5%	$206,000	$206,000	4.9%
Enduralock LLC	Technology	Unit of LLC	1.5%	30,000	30,000	0.7%
Green Sun Medical LLC	Life Science	Class A-1 units	0.6%	50,000	50,000	1.2%
Green Sun Medical LLC	Life Science	Class A-1 units	0.3%	25,000	25,000	0.6%
Green Sun Medical LLC	Life Science	Class A-1 units	0.3%	25,000	25,000	0.6%
Total Other Investment - Not readily marketable				$336,000	$336,000	7.9%

Convertible Loan Investment - Not readily marketable

Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	2.5%	$100,000	$117,184	2.8%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	5.0%	25,000	28,036	0.7%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	1.3%	50,000	52,586	1.2%
Avisi Teechnologies Inc.	Life Science	Convertible Debenture 8% interest maturing in 24 months	10.0%	50,000	50,679	1.2%
Basepaws Inc	Technology	Convertible note, 1%, due April 30, 2020	2.6%	50,000	50,959	1.2%
Beam Semiconductor Inc	Technology	Convertible note, 8%, due June 30, 2020	2.5%	150,000	165,066	3.9%
Beam Semiconductor Inc	Technology	Convertible note, 8%, due March 5, 2021	5.6%	50,000	52,290	1.2%
Cyberdontics Inc	Life Science	Convertible note, 8%, due September 4, 2022	2.1%	30,000	32,571	0.8%
Cyberdontics Inc	Life Science	Convertible note, 8%, due February 27, 2023	6.7%	35,000	36,651	0.9%
Every Key Inc	Technology	Convertible note, 5%, due December 11, 2023	10.0%	100,000	104,027	2.5%
INBay Technology Inc	Technology	Convertible note, 24%, due October 26, 2020	0.3%	50,000	57,726	1.4%
INBay Technology Inc	Technology	Convertible note, 12%, due July 9, 2021	8.3%	30,000	32,952	0.8%
INBay Technology Inc	Technology	Convertible note, 12%, due February 21, 2022	5.0%	50,000	53,649	1.3%
Kitotech Medical Inc	Life Science	Convertible note, 6%, due December 19, 2020	5.0%	100,000	110,701	2.6%
Lifewave Biomedical Inc	Life Science	Convertible note, 6%, due December 31, 2020	0.4%	30,000	31,933	0.8%
Lifewave Biomedical Inc	Life Science	Convertible note, 6%, due December 31, 2020	5.0%	70,000	72,716	1.7%
SageMedic Corp	Life Science	Convertible note, 8%, due April 12, 2021	5.0%	50,000	55,885	1.3%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 6%, due August 29, 2020	0.1%	50,000	1	0.0%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 5%, due January 24, 2021	1.3%	11,048	1	0.0%
Xpan Inc	Life Science	Convertible Debenture 8% interest maturing in 24 months at 20% discount on conversion subject to appox $ 3 million cap (4.0 Can Dollars)	0.7%	25,000	25,548	0.6%
Xpan Inc	Life Science	Convertible Debenture 8% interest maturing in 24 months at 20% discount on conversion subject to appox $ 3 million cap (4.0 Can Dollars)	1.4%	25,000	25,542	0.6%
Xpan Inc	Life Science	Convertible note, 8%, due March 4, 2022	3.3%	50,000	52,301	1.2%
Total Convertible Loan Investment - Not readily marketable				$1,181,048	$1,209,004	28.6%

Total				$3,466,545	$3,883,748	91.8%
(a) Percentages are based on net assets of $4,230,731 as of September 30, 2020

Kyto Technology and Life Science Inc

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

September 30, 2020

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

The Company has no regular employees, full-time or part-time. The chief executive officer of Kyto Technology and Life Science, Inc. is acting as a consultant to the Company and does not receive contractual compensation for his services in the form of cash. For the three months and six months ended September 30, 2020 he was granted 215,000 stock options and an ex gratia bonus of $50,000.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments.  Such sales are outside its control and depend on M&A transactions which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. The Company currently has approximately $400,000 in the bank and is now actively marketing a $3 million Series B round with a target close date of December 2020. The average monthly expenses for the six months ended September 30, 2020 were approximately $33,000 per month so the Company has sufficient cash to fund its operations through the close of its Series B round if it simply manages its existing investments. However it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly.  While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations. However, there is no assurance that the Company will be able to continue as a going concern, and stay at home orders, and general economic uncertainties arising out of the current Covid-19 epidemic create additional delay and uncertainty. To date there has been no disruption to the Company’s business operations, and none have been reported among its portfolio investment companies.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A)BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended September 30, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2020, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2020.

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

(B)REVENUE RECOGNITION

The Company derives revenue from the sale of investments and occasional fees earned from the provision of financial advisory services to portfolio investment companies. As a minority, early-stage investor, the Company does not have the ability to manage the timing or acceptance of liquidity events that will realize its investments, nor the ability to predict when they may happen, although as a guideline, it would expect such events to occur around four years after its investments are made. The Company will book the revenue from investment activities upon completion of sale and receipt of net proceeds, after deducting related transaction expenses. As an Investment Company, we recognize the net increase or decrease in fair market value of our investments as investment income. The Company is in regular contact with the management of its portfolio investment companies to provide the basis for impairment reviews, revaluation assessments and forecasting future revenue and fund raising needs.

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

Significant estimates during the three and six months ended September 30, 2020 and March 31, 2020 include the valuation of investments, deferred tax assets, tax valuation allowance, stock options and warrants.

(E)CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at September 30, 2020 and March 31, 2020, respectively.

(F)CONCENTRATIONS

The Company maintains its cash in bank checking and deposit accounts, which, at times, may exceed federally insured limits. As of September 30, 2020 the Company had approximately $150,000 of deposits in excess of federally insured limits (March 31, 2020 $0.). The Company has not experienced any losses in such accounts through September 30, 2020 and March 31, 2020, respectively.

(G)STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation” requires generally that all equity awards granted to employees and consultants be accounted for at “fair value.” This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model. The Company granted 510,000 and 0 options to consultants and advisors during the three months ended September 30, 2020 and September 30, 2019, respectively.

(H)NET INCOME (LOSS) PER COMMON SHARE

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

Number of shares used in calculation of diluted EPS
Common stock	5,836,832
Series A preferred stock	4,200,000
Series B preferred stock	2,337,500
Stock option	2,000,000
Warrant	4,200,000
18,574,332

(I) INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

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

In June 2016, the FASB issued ASU 2016-13 (as amended through November 2019), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning in the first quarter of 2020. The guidance will be applied using the modified-retrospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within that fiscal year. Early adoption is permitted. The Company is in the process of evaluating the impacts of this guidance on its consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

(K) VOLUNTARY CHANGE IN ACCOUNTING PRINCIPLE

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

There have been no further changes in the three or six months ended September 30, 2020.

(L) RECLASSIFICATION POLICY

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on the previously reported net increase (decrease) in net assets resulting from operations.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies.

NOTE 4 – RELATED PARTY TRANSACTIONS

At September 30, 2020 and March 31, 2020, the Company had accrued and owed $8,000 and $5,750, respectively, to officers of the Company for service fees, telephone and car allowance.

NOTE 5 – INVESTMENTS

The following table summarizes the Company’s investment portfolio at September 30, 2020 and March 31, 2020.

	September 30, 2020		March 31, 2020
Number of portfolio companies	33		28
Fair value	$3,883,748		$2,665,499
Cost	$3,466,545		$2,726,545
% of portfolio at fair value
Convertible notes	1,209,004	31%	1,578,002	59%
Preferred stock	2,099,244	54%	651,497	24%
Common stock	164,500	4%	73,500	3%
SAFE	75,000	2%	126,500	5%
Other ownership units	336,000	9%	236,000	9%
Total	$3,883,748	100%	$2,665,499	100%

Our investment portfolio represents approximately 91.8% of our net assets at September 30, 2020 and 99.9% at March 31, 2020. For convertible loans the valuation is increased to reflect accrued interest. For preferred stock investments or convertible loans that convert to preferred stock, the Company values their investment at the price paid by investors unless there has been a subsequent round, in which case the Company uses a valuation midway between the price of its preferred stock and the price paid by investors in the latest funding round. For common stock of publicly traded portfolio companies the Company uses closing price on the last day of the quarter. For other investments including common stock, SAFEs and units, the investments are carried at cost unless there are other available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including actual and projected results and, independent third party valuation estimates

The following table presents fair value measurements of investments, by major class, as of September 30, 2020 and March 31, 2020, according to the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
September 30, 2020
Convertible notes	-	-	$ 1,209,004	$ 1,209,004
Preferred stock	-	-	2,099,244	2,099,244
SAFEs	-	-	75,000	75,000
Common stock	-	-	164,500	164,500
Other ownership interests	-	-	336,000	336,000
Total	$ -	$ -	$ 3,883,748	$ 3,883,748

Description	Level 1	Level 2	Level 3	Total
March 31, 2020
Convertible notes	-	-	$ 1,528,002	$ 1,528,002
Preferred stock	-	-	701,497	701,497
SAFEs	-	-	73,500	73,500
Common stock	-	-	126,500	126,500
Other ownership interests	-	-	236,000	236,000
Total	$ -	$ -	$ 2,665,499	$ 2,665,499

We focus on making our investments in the United States, Canada and Israel. The investments in Canada and Israel were denominated and can be settled in USD.

As of March 31, 2020
	America	Canada	Israel	Total
Fair value beginning of year	$ 2,170,499	$ 245,000	$ 250,000	$ 2,665,499
New investments	540,000	150,000	50,000	740,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	438,953	21,947	17,348	478,248
Fair value September 30, 2020	$ 3,149,452	$ 416,947	$ 317,348	$ 3,883,747

As of March 31, 2019
	America	Canada	Israel	Total
Fair value beginning of year	$ 1,448,048	$ 50,000	$ -	$ 1,498,048
New investments	783,497	195,000	250,000	$ 1,228,497
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	(61,046)	-	-	(61,046)
Fair value March 31, 2020	$ 2,170,499	$ 245,000	$ 250,000	$ 2,665,499

Working on the experience of our technical advisors, we limit our investments to fintech, technology, and life sciences

As of March 31, 2020
	Fintech	Technology	Life science	Total
Fair value beginning of year	$ 101,500	$ 685,002	$ 1,878,997	$ 2,665,499
New investments			740,000	740,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	24,530	37,769	415,950	478,249
Fair value September 30, 2020	$ 126,030	$ 722,771	$ 3,034,947	$ 3,883,748

As of March 31, 2019
	Fintech	Technology	Life science	Total
Fair value beginning of year	$ 101,500	$ 262,548	$ 1,134,000	$ 1,498,048
New investments		483,500	744,997	1,228,497
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	-	(61,046)	-	(61,046)
Fair value March 31, 2020	$ 101,500	$ 685,002	$ 1,878,997	$ 2,665,499

We invest in early stage private companies developing products or solutions in the fields of fintech, technology and life sciences. Typically we are investing in interest bearing notes that may be convertible into equity securities upon the completion of qualified subsequent financings, preferred stock, SAFEs or other forms of ownership.

As of March 31, 2020
	Convertible notes	Preferred stock	SAFEs	Common stock	Other ownership interests	Total

Fair value beginning of year	$ 1,528,002	$ 701,497	$ 73,500	$ 126,500	$ 236,000	$ 2,665,499
Conversions to preferred stock	(597,984)	678,313	(80,329)			-
New investments	100,000	440,000	-	100,000	100,000	740,000
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Change in value of investments	178,986	279,434	81,829	(62,000)	-	478,249
Fair value September 30, 2020	$ 1,209,004	$ 2,099,244	$ 75,000	$ 164,500	$ 336,000	$ 3,883,748

	Convertible notes	Preferred stock	SAFEs	Common stock	Other ownership interests	Total
As of March 31, 2019
Fair value beginning of year	$ 764,048	$ 401,500	$ -	$ 126,500	$ 206,000	$ 1,498,048
New investments	825,000	299,997	73,500	-	30,000	1,228,497
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Change in value of investments	(61,046)	-	-	-	-	(61,046)
Fair value March 31, 2020	$ 1,528,002	$ 701,497	$ 73,500	$ 126,500	$ 236,000	$ 2,665,499

NOTE 6 – EQUITY

(A)PREFERRED STOCK

Series A

As of September 30, 2020 and March 31, 2020, there are 4,200,000 shares of Series A preferred stock (“Series A”) designated at a par value of $.01 per share. These shares were sold as investment Units at $0.80 per Unit in a private placement to accredited investors. The Units consist of one Series A share and one warrant per Unit. The Series A can either be converted at the option of the holder into Common Shares at a conversion price of $0.80 per share or it shall be converted upon listing of the Company on Nasdaq, NYSE or OTC markets or can elect to receive $1.60 per share.  In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of Common Shares, a per share amount equal to two times (2x) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference currently $1.60 per share). The shares of Series A shall be non-voting. As of September 30, 2020 and March 31, 2020, there are 4,200,000 shares of Series A outstanding.

Series B

As of September 30, 2020 and March 31, 2020, there are, 6,000,000 shares of Series B preferred stock (“Series B”) designated at a par value of $.01 per share. These shares were sold in a private placement to accredited investors. The Series B can either be converted at the option of the holder into Common Shares at a conversion price of $0.80 per share or it shall be converted upon listing of the Company on Nasdaq, NYSE or OTC markets or the closing of one or more of a series financings resulting in aggregate proceeds of $10,000,000. In the event the Company issues additional securities at a purchase price less than the current conversion price, the conversion price shall be adjusted as defined. In the event of any liquidation or winding up of the Company, the holders of the Series B shall be entitled to receive in preference to the holders of Series A and Common Shares, a per share amount equal to the greater of i) one time (1x) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference – currently $0.80 per share) or ii) such amount per share as would have been payable had all shares of Series B been converted into common stock immediately prior to such liquidating event.   The shares of Series B shall be voting on an as-converted basis with the common stock. As of September 30, 2020 and March 31, 2020, there are, respectively, 2,337,500 and 812,500 shares of Series B outstanding. The Company sold 1,056,250 shares of Series B preferred for $895,000 during the three months ended September 30, 2020 and 1,525,000 shares of Series B preferred for $1,270,000 during the six months ended September 30, 2020.

(B)COMMON STOCK

The Company has authorized 40,000,000 shares of common stock at a par value of $0.01 per share. As of September 30, 2020, and March 31, 2020 a total of 5,836,832 shares of the Company’s common stock were issued and outstanding.

(C)STOCK OPTIONS

In April 2018, the Company approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan for the benefit of employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries.

In July 2019, the majority of the shareholders of the Company approved the introduction of the Kyto Technology and Life Science 2019 Stock Option and Incentive Plan (“Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors. During the six months ended September 30, 2020 and 2019, the Company issued a total of 630,000 and 0 non-qualified stock options to consultants and advisors vesting over terms of up to two years.

	Number of Options granted	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2019	-	-	-
Granted	1,370,000	0.033	2.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding March 31, 2020	1,370,000	0.033	1.40
Granted	630,000	0.039	2.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding September 30, 2020	2,000,000	0.035	1.63

Exercisable March 31, 2020	619,863	0.033	1.40
Exercisable September 30, 2020	1,233,849	0.035	1.63

In connection with the grant of stock options the Company recognises the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations.

September 30, 2020
Stock Price at grant date	$0.033 - $ 0.078
Exercise Price	$0.033 - $ 0.078
Term in Years	1.0 - 2.32
Volatility assumed	71% - 193%
Annual dividend rate	0.0%
Risk free discount rate	1.79% - 2.0%

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted.  During the three months ended September 30, 2020 and 2019, the Company amortised $12,804 and $0, respectively, as option expense. The intrinsic value of outstanding options at September 30, 2020 was $85,950, and $11,816 of the option expense upon grant remained unamortized at September 30, 2020.

(E)WARRANTS

In conjunction with the sale of Series A preferred stock Units, the Company issued 4,200,000 warrants to purchase common stock at a price of $1.20 per share for a period of three years.  The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility.

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2019	2,612,500	$1.20	2.4
Granted	1,587,500	1.20	3.0
Exercised	-	-	-
Cancelled	-	-	-
Outstanding March 31, 2020	4,200,000	1.20	2.9
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding September 30, 2020	4,200,000	$1.20	2.4

The assumptions used for warrants granted in the three months ended September 30, 2019 were as follows:

Stock Price at valuation	$0.006
Exercise Price	$1.20
Term in Years	3.00
Volatility assumed	73.0%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

At September 30, 2019 the value of the warrants was $0 as the Company did not bifurcate the value of Series A and warrants within the Units sold.  The weighted average remaining life of the warrants at September 30, 2020 was 2.4 years. The intrinsic value of outstanding warrants at September 30, 2020 was $0.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three months ended		Six months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net asset value per basic share (a)	$0.72	$0.43	$0.72	$0.43
Net asset value per fully-diluted share (a)	$0.24	( a )	$0.24	( a )

Net gain (loss) per basic share (a)	$0.05	($0.02)	$0.05	($0.06)
Net gain (loss) per fully-diluted share (a)	$0.02	( a )	$0.02	( a )

Net realized and unrealized gain (loss) on investments per primary share (a)	$0.08	($0.01)	$0.08	($0.01)
Net realized and unrealized gain (loss) on investments per fully-diluted share (a)	$0.03	( a )	$0.03	( a )

Ratios and Supplemental Data
Net assets, end of period	$ 4,230,731	$ 2,511,836	$ 4,230,731	$ 2,511,836

Basic shares outstanding, end of period	5,836,832	5,836,832	5,836,832	5,836,832
Fully-diluted shares outstanding, during the period	17,987,040	( a )	17,058,856	( a )

Total operating expenses/net assets	3.78%	2.59%	4.72%	10.75%
Net income ( loss)/net assets	7.52%	-4.79%	6.60%	-12.82%
Interest expense	-	-	-	-

(a) Per Share Data is based on weighted average number of shares outstanding for the period.
Earnings per share is not provided where the results would be anti-dilutive.

NOTE 8 - SUBSEQUENT EVENTS

On October 1, 2020 the Company filed a TO registration statement with the SEC accelerating the term of the Series A warrants, increasing the number of common shares  that could be exercised  by 50% and discounting the price to $0.60 per warrant.  Subsequent to September 30, 2020 the Company has received proceeds of $1,574,925 from the sale of common stock issued upon exercises of these warrants. Additionally, since September 30, 2020, the Company has received $164,000 from the sale of Series B shares, and invested $710,000 in 11 additional investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

Kyto Technology and Life Science, Inc. was formed as a Florida corporation on March 5, 1999 under the name of B Twelve Inc. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc.  In July 2019, the Company was re-incorporated as a Delaware company. The Company operates virtually, from public locations, or the homes of its officers and does not lease any office space.

The Company was originally formed to acquire and develop innovative minimally toxic and non-immunosuppressive proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been looking at a number of strategies to become active. In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment advisors from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions to build its investment portfolio which aims to spread risk by making small investments in a large number of early stage business opportunities. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have completed due diligence and committed to invest, and does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the Companies in which it invests. The Company plans to generate income from realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be realised from an exit within a period of four years following investment.  Such exits are outside its control and depend on M&A transactions from third parties which may result in cash or equity proceeds. Accordingly, it is difficult to forecast investment income, net change from realized and unrealized gains or (loss) from investment activities, and cash flow. At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance contained therein.

The Company has no regular employees, full-time or part-time. The chief executive officer of Kyto Technology and Life Science, Inc. is acting as a consultant to the Company and does not receive contractual compensation for his services in the form of cash. For the three months and six months ended September 30, 2020 he was granted 215,000 stock options and an ex gratia bonus of $50,000.

The Company currently has approximately $400,000 in the bank and is now actively marketing a $3 million Series B round with a target close date of December 2020. The average monthly expenses for the six months ended September 30, 2020 were approximately $33,000 per month so the Company has sufficient cash to fund its operations through the close of its Series B round if it simply manages its existing investments. However it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly.  While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations. However, there is no assurance that the Company will be able to continue as a going concern, and stay at home orders, and general economic uncertainties arising out of the current Covid-19 epidemic create additional delay and uncertainty. To date there has been no disruption to the Company’s business operations, and none have been reported among its portfolio investment companies.

Results of Operations

Revenue:  In the three months ended September 30, 2020 and September 30, 2019, the Company billed $0 and $5,700, respectively for management advisory services provided to its investment portfolio companies. In the six months ended September 30, 2020 and September 30, 2019, the Company billed $500 and $8,950, respectively for management advisory services provided to its investment portfolio companies.  In the three months and six months ended September 30, 2020, the Company recognized unrealized gains of $478,248 following the introduction of investment company accounting in the quarter ended September 30, 2020 compared to an unrealized loss of $61,046 in the corresponding three and six months ended September 30, 2019.

General and Administration Expenses: General and administration expenses include professional fees incurred in the course of SEC filing and compliance, and travel and conference fees associated with fund raising and review of investment deal-flow. In the three months ended September 30, 2020 and September 30, 2019, the Company incurred General and administration expenses of $160,111 and $65,053, of which executive bonus was $50,000 and $0, respectively. In the six months ended September 30, 2020 and September 30, 2019, the Company incurred General and administration expenses of $199,479 and $269,901, respectively. The general and administration expenses for the six months ended September 30, 2020 included $50,000 executive bonus compared to $160,000 in the six months ended September 30, 2019.

For the three months ended September 30, 2020 the Company’s net gain was $318,137 compared to a loss of $120,399 for the three months ended September 30, 2019. For the six months ended September 30, 2020 the Company’s net gain was $279,269 compared to a loss of $321,997 for the six months ended September 30, 2019.

Liquidity and Capital Resources

The Company had net assets of $4,230,731 and $2,667,611 at September 30, 2020 and March 31, 2020, respectively. Cash was $397,442 and $33,756 as at September 30, 2020 and March 31, 2020, respectively.

Cash from operating activities

The Company used net cash of $909,564 in operations during the six months ended September 30, 2020 compared to $1,111,707 used in operations for the six months ended September 30, 2019.  Main reasons for the higher level in 2019 was the payment of $209,596deferred fundraising expenses in the six months ended September 30, 2019 and the higher level of investment in the six months ended September 30, 2020 was the result of additional cash raised from sale of stock enabling more new investments in the six months ended September 30, 2020.

Cash from financing activities

The Company had a net cash inflow from financing activities of $1,273,250 in the six months ended September 30, 2020 compared to $1,271,500 in the six months ended September 30, 2019.

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

Significant estimates during the three and six months ended September 30, 2020 and the year ended March 31, 2020 include the valuation of investment, deferred tax asset, tax valuation allowance, stock options and warrants.

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

In June 2016, the FASB issued ASU 2016-13 (as amended through November 2019), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning in the first quarter of 2020. The guidance will be applied using the modified-retrospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within that fiscal year. Early adoption is permitted. The Company is in the process of evaluating the impacts of this guidance on its consolidated financial statements and related disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2020 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2020. Notwithstanding this conclusion, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS.

Not required for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Corporation filed a certificate of Designation in July 2019 for the issue of up to 6,000,000 shares of Series B Preferred stock to accredited investors under Rule 506 of Regulation D of the Securities Act 1933. As of the filing date, the Corporation had sold a total of 2,337,500 shares of Series B Preferred stock to accredited investors. The Corporation has submitted a Form D filing to the United States Securities and Exchange Commission for this Offering. The Company will use the net proceeds for investment purposes and operating expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Index to Exhibits on page 13

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3(i)(a)	Articles of Incorporation of Kyto Technology and Life Science, Inc.**

3(i)(b)	Articles of Amendment changing name to Kyto Technology and Life Science, Inc.**

3(i)(c)	Delaware incorporation and revised articles of incorporation .**

3(ii)	Bylaws of Kyto Technology and Life Science, Inc.**

31.1	Section 302 Certification of principal executive officer.*

31.2	Section 302 Certification of principal financial and accounting officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

———————

*	Filed as Exhibit with this Form 10-Q.

**	Previously filed with Form 10-K or Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Paul Russo
Paul Russo Chief Executive Officer, principal executive officer,

Date:  November 16, 2020

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer

Date:  November 16, 2020