Form 10-Q
period 2020-12-31
Kyto Technology & Life Science, Inc.
filed 2021-02-16
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

9,801,832

Common Shares - $.01 Par Value - as of February 12, 2021

KYTO Technology and Life Science, Inc.

For the quarterly period ended December 31, 2020

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Kyto Technology and Life Science, Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$563,795	$33,756
Receivables	-	500
Deferred fundraising expenses	36,409	-
Investments	5,882,441	2,665,499
Total Assets	$6,482,645	$2,699,755

LIABILITIES AND NET ASSETS

Current Liabilities
Accounts payable & accrued liabilities	$75,102	$26,394
Accrued liabilities & loans - related party	8,000	5,750
Total Current Liabilities	83,102	32,144

Commitments and Contingencies	-	-

NET ASSETS
Preferred stock authorized but not designated, $.01 par value
19,800,000 shares, none issued and outstanding as of
December 31, 2020 and March 31, 2020	-	-
Series A preferred convertible stock, $.01 par value, 4,200,000 shares designated, 4,200,000 issued and outstanding
as of December 31, 2020 and March 31, 2020	42,001	42,001
Series B preferred convertible stock, $0.01 par value, 6,000,000 shares designated, 3,091,406 and 812,500 issued and outstanding as of
December 31, 2020 and March 31, 2020, respectively	30,914	8,125
Common stock, $.01 par value, 40,000,000 shares
authorized, 9,801,832 issued and outstanding as of
December 31, 2020 and March 31, 2020, respectively	98,018	58,368
Additional paid-in capital	39,337,610	35,943,369
Accumulated deficit	(33,109,000)	(33,384,252)
Total net assets	6,399,543	2,667,611

Total liabilities and net assets	$6,482,645	$2,699,755

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three months ended December 31,		For the Nine months ended December 31,
	2020	2019	2020	2019
INVESTMENT INCOME

Interest on bank accounts	$5	$-	$5	$-
Other interest and other income	-	9,000	500	17,950

Total investment income	5	9,000	505	17,950

EXPENSES
Management Fees	-	-	-	-
Interest expense	-	-	-	-
Banking and professional fees	91,669	9,063	168,212	38,015
Other operating expenses	241,047	90,242	363,983	331,191

Total expenses	332,716	99,305	532,195	369,206

Net investment loss	(332,711)	(90,305)	(531,690)	(351,256)

Net realized gain (loss) from investment	-	-	-	-

Net change in unrealized gain (loss) from investment	328,694	-	806,942	(61,046)

Net change in unrealized gain (loss) from hedging activities	-	-	-	-

Net realized and change in unrealized gain (loss) from investment and hedging activities	$328,694	$-	$806,942	$(61,046)

Net increase (decrease) in net assets resulting from operations	$(4,017)	$(90,305)	$275,252	$(412,302)

Basic earnings per share

Net increase (decrease) in net assets resulting from operations per share	$(0.00)	$(0.02)	$0.04	$(0.07)

Weighted average shares outstanding	8,528,007	5,836,832	6,737,152	5,836,832

Fully diluted earnings per share
Not calculated where result is anti dilutive
Net increase (decrease) in net assets resulting from operations per share	$-	$-	$0.02	$-

Weighted average shares outstanding	-	-	17,142,683	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Changes in Net Assets for the Three months and Nine months ended December 31, 2020

(Unaudited)

	Preferred A	Preferred A Stock	Preferred B	Preferred B Stock	Common	Common Stock	Additional Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total
Balance, September 30, 2020	4,200,000	$42,001	2,337,500	$23,375	5,836,832	$58,368	$37,211,970	$(33,104,983)	$4,230,731

Net investment loss	-	-	-	-	-	-	-	(332,711)	(332,711)
Net realized loss from investment	-	-	-	-	-	-	-	-	-
Net change in unrealized loss from investment	-	-	-	-	-	-	-	328,694	328,694
Net change in unrealized loss from hedging activities	-	-	-	-	-	-	-	-	-
Dividends and distributions	-	-	-	-	-	-	-	-	-
Sale of Series B Preferred stock at $0.80 per share	-	-	753,906	7,539	-	-	595,586	-	603,125
Common stock issued for warrants and options exercise	-	-	-	-	3,965,000	39,650	1,526,580	-	1,566,230
Compensation expense on stock options	-	-	-	-	-	-	3,474	-	3,474
Balance, December 31, 2020	4,200,000	$42,001	3,091,406	$30,914	9,801,832	$98,018	$39,337,610	$(33,109,000)	$6,399,543

Balance, March 31, 2020	4,200,000	$42,001	812,500	$8,125	5,836,832	$58,368	$35,943,369	$(33,384,252)	$2,667,611
Net investment loss	-	-	-	-	-	-	-	(531,690)	(531,690)
Net realized loss from investment	-	-	-	-	-	-	-	-	-
Net change in unrealized gain from investment	-	-	-	-	-	-	-	806,942	806,942
Net change in unrealized loss from hedging activities	-	-	-	-	-	-	-	-	-
Dividends and distributions	-	-	-	-	-	-	-	-	-
Sale of Series B Preferred stock at $0.80 per share	-	-	2,278,906	22,789	-	-	1,850,336	-	1,873,125
Common stock issued for warrants and options exercise	-	-	-	-	3,965,000	39,650	1,526,579	-	1,566,229
Compensation expense on stock options	-	-	-	-	-	-	17,326	-	17,326
Balance, December 31, 2020	4,200,000	$42,001	3,091,406	$30,914	9,801,832	$98,018	$39,337,610	$(33,109,000)	$6,399,543

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Changes in Net Assets for the Three months and Nine months ended December 31, 2019

(Unaudited)

	Preferred A	Preferred A Stock	Preferred B	Preferred B Stock	Common	Common Stock	Additional Paid-in	Accumulated
	Stock #	Amount	Stock #	Amount	Stock #	Amount	Capital	Deficit	Total

Balance, September 30, 2019	4,200,000	$42,000	-	$-	5,836,832	$58,368	$35,344,318	$(32,932,850)	$2,511,836

Net investment loss	-	-	-	-	-	-	-	(90,305)	(90,305)
Net realized loss from investment	-	-	-	-	-	-	-	-	-
Net change in unrealized loss from investment	-	-	-	-	-	-	-	-	-
Net change in unrealized loss from hedging activities	-	-	-	-	-	-	-	-	-
Dividends and distributions	-	-	-	-	-	-	-	-	-
Sale of Series B Preferred stock at $0.80 per share	-	-	531,250	5,313	-	-	419,687	-	425,000
Compensation expense on stock options	-	-	-	-	-	-	6,168	-	6,168
Balance, December 31, 2019	4,200,000	$42,000	531,250	$5,313	5,836,832	$58,368	$35,770,173	$(33,023,155)	$2,852,699

Balance, March 31, 2019	2,612,500	$26,125	-	$-	5,836,832	$58,368	$34,090,092	$(32,610,853)	$1,563,732

Net investment loss	-	-	-	-	-	-	-	(351,256)	(351,256)
Net realized loss from investment	-	-	-	-	-	-	-	-	-
Net change in unrealized loss from investment	-	-	-	-	-	-	-	(61,046)	(61,046)
Net change in unrealized loss from hedging activities	-	-	-	-	-	-	-	-	-
Dividends and distributions	-	-	-	-	-	-	-	-	-
Sale of Series A Preferred stock at $0.80 per share	1,587,500	15,875	-	-	-	-	1,254,125	-	1,270,000
Sale of Series B Preferred stock at $0.80 per share	-	-	531,250	5,313	-	-	419,687	-	425,000
Compensation expense on stock options	-	-	-		-	-	6,269	-	6,269
Balance, December 31, 2019	4,200,000	$42,000	531,250	$5,313	5,836,832	$58,368	$35,770,173	$(33,023,155)	$2,852,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended	For the nine months ended
	December 31, 2020	December 31, 2019
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$275,252	$(412,302)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities
Net change in unrealized (gain) loss on investments	(806,942)	61,046
Option compensation expense	17,326	6,269

Changes in operating assets and liabilities
Receivables	500	(5,000)
Investments	(2,410,000)	(803,497)
Accounts payable and accrued liabilities	47,708	38,547
Net cash used in operating activities	(2,876,156)	(1,114,937)

CASH FLOW FROM INVESTING ACTIVITIES

Net cash provided used in investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock from exercise of warrants and options	1,566,229	-
Deferred fundraising expenses	(36,409)	(256,174)
Proceeds from sales of Series A Preferred stock	-	1,270,000
Proceeds from sales of Series B Preferred stock	1,873,125	425,000
Receipt of SBA loan	1,000	-
Advances from related party	2,250	1,175
Net cash provided by financing activities	3,406,195	1,440,001

Net increase in cash	530,039	325,064

Cash at beginning of period	33,756	93,634
Cash at end of period	$563,795	$418,698

Supplemental Cash Flow Information:
Interest Paid	$-	$-
Taxes Paid	$800	$800

Supplemental disclosure of non-cash investing and financing activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kyto Technology and Life Science Inc

Condensed schedule of investments

As at December 31, 2020

Portfolio Company	Industry	Investment	Approx % Ownership	Cost	Fair value	% of net assets (a)
SAFE investments - not readily marketable
Mitre Medical Corp	Life science	SAFE	0.6%	$ 75,000	$ 75,000	1.2%
Mitre Medical Corp	Life science	SAFE	0.3%	50,000	50,000	0.8%
Orion Biotechnology Inc.	Life science	SAFE	2.0%	100,000	100,000	1.6%
Total SAFE investments - not readily marketable				$225,000	$225,000	3.5%

Preferred investments - not readily marketable
Altis Biosystems	Life science	Series Seed-1 Preferred	0.6%	$ 50,000	$ 50,000	0.8%
Astrocyte Pharmaceuticals Inc	Life science	Series A Preferred	1.0%	100,000	100,000	1.6%
Cnote Group, Inc	Fintech	Series Seed Preferred	0.5%	51,500	59,783	0.9%
Cnote Group, Inc	Fintech	Series Seed Preferred	0.6%	50,000	66,247	1.0%
Colabs Inc	Life science	Series A Preferred	0.5%	50,000	50,000	0.8%
Deep Blue Medical Advances Inc	Life science	Series A Preferred	1.0%	49,997	49,997	0.8%
Eumentis Thereapeutics Inc	Life science	Series A Preferred	1.0%	100,000	100,000	1.6%
FemtoDX Inc	Life science	Series A Preferred	0.5%	100,000	100,000	1.6%
i-Lumen Scientific Inc.	Life science	Series A Preferred	0.4%	50,000	50,000	0.8%
i-Lumen Scientific Inc.	Life science	Series A Preferred	0.4%	50,000	50,000	0.8%
Inhalon Biopharma Inc	Life science	Series Seed Preferred	1.0%	99,997	99,997	1.6%
Light Line Medical Inc	Life science	Series Seed Preferred	0.4%	25,000	25,000	0.4%
Lowell Therapeutics Inc	Life science	Series A preferred	0.5%	50,000	50,000	0.8%
Lowell Therapeutics Inc	Life science	Series A preferred	0.5%	50,000	50,000	0.8%
Micronic Technologies Inc	Technology	Series Seed preferred	2.3%	100,000	100,000	1.6%
Neuroflow Inc	Life science	Series Seed -2 Preferred	1.0%	150,000	150,000	2.3%
New View Surgical, Inc.	Life science	Series A-1 Preferred	0.7%	75,000	75,000	1.2%
Otomagnetics Inc	Life science	Series A-1 Preferred	0.1%	100,000	100,000	1.6%
Promaxo, Inc.	Life science	Series B-1 Preferred	0.8%	250,000	531,738	8.3%
Seal Rock Therapeutics, Inc.	Life science	Series Seed Preferred	0.6%	78,000	80,329	1.3%
Shyft (FKA Crater Group Inc)	Technology	Series Seed Preferred	0.5%	51,500	97,940	1.5%
Shyft (FKA Crater Group Inc)	Technology	Series A-2 Preferred	0.3%	50,000	64,626	1.0%
Shyft (FKA Crater Group Inc)	Technology	Series A-1 Preferred	0.3%	50,000	50,000	0.8%
Trellis Bioscience LLC	Life science	Series B Preferred	0.3%	50,000	50,000	0.8%
Trellis Bioscience LLC	Life science	Series B Preferred	0.3%	50,000	50,000	0.8%
Trellis Bioscience LLC	Life science	Series B Preferred	0.7%	100,000	100,000	1.6%
Valfix Medical Inc	Life science	Series Seed Preferred	0.3%	50,000	50,000	0.8%
Visgenx Inc	Life science	Series Seed Preferred	0.8%	30,000	30,778	0.5%
Visgenx Inc	Life science	Series Seed Preferred	0.6%	25,000	25,648	0.4%
Visgenx Inc	Life science	Series Seed Preferred	0.4%	15,003	15,392	0.2%
Preferred investments - not readily marketable				$2,100,997	$2,472,475	38.6%

Common stock investments - not readily marketable
BendaRX Corp.	Life science	Common shares	0.1%	$100,000	$150,000	2.3%
BendaRX Corp.	Life science	Common shares	0.1%	100,000	150,000	2.3%
Boardwalk Tech	Technology	Common Stock	0.5%	73,500	91,995	1.4%
Total common stock investments - not readily marketable				$273,500	$391,995	6.1%

Other investments - not readily marketable
Enduralock LLC	Technology	Ownership Units	0.3%	$ 30,000	$ 30,000	0.5%
Enduralock LLC	Technology	Ownership Units	0.3%	35,000	35,000	0.5%
Exodos Life Sciences LP	Life science	Ownership Units	1.5%	206,000	206,000	3.2%
Green Sun Medical LLC	Life science	Ownership units	1.3%	50,000	50,000	0.8%
Green Sun Medical LLC	Life science	Ownership units	0.6%	25,000	25,000	0.4%
Green Sun Medical LLC	Life science	Ownership units	0.6%	25,000	25,000	0.4%
Total other investments - not readily marketable				$371,000	$371,000	5.8%

Kyto Technology and Lif Science Inc

Condensed schedule of investments

As at December 31, 2020 - continued

Portfolio Company	Industry	Investment	Approx % Ownership	Cost	Fair value	% of net assets (a)
Convertible loan investments - not readily marketable
Achelios Therapeutics Inc.	Life science	Convertible Note	2.5%	$ 100,000	$ 119,200	1.9%
Achelios Therapeutics Inc.	Life science	Convertible Note	0.5%	25,000	28,540	0.4%
Achelios Therapeutics Inc.	Life science	Convertible Note	1.3%	50,000	53,595	0.8%
Avisi Technologies Inc	Life science	Convertible Note	1.0%	50,000	51,688	0.8%
Basepaws Inc	Life science	Convertible Note	1.1%	50,000	184,418	2.9%
Beam Semiconductor Inc	Technology	Convertible Note	1.0%	150,000	168,082	2.6%
Beam Semiconductor Inc	Technology	Convertible Note	0.3%	50,000	53,299	0.8%
Corinnova Inc	Life science	Convertible Note	0.7%	100,000	100,838	1.6%
Cyberdontics Inc	Life science	Convertible Note	0.8%	30,000	33,176	0.5%
Cyberdontics Inc	Life science	Convertible Note	0.8%	35,000	37,363	0.6%
Cyberdontics Inc	Life science	Convertible Note	0.8%	35,000	35,606	0.6%
Deep Blue Medical Advances Inc	Life science	Convertible Note	0.4%	50,000	50,123	0.8%
Every Key Inc	Technology	Convertible Note	1.1%	100,000	105,288	1.6%
Identical Inc	Life science	Convertible Note	1.4%	100,000	100,351	1.6%
INBay Technology Inc	Technology	Convertible Note	0.3%	50,000	58,734	0.9%
INBay Technology Inc	Technology	Convertible Note	0.2%	30,000	33,557	0.5%
INBay Technology Inc	Technology	Convertible Note	0.3%	50,000	55,162	0.9%
INBay Technology Inc	Technology	Convertible Note	0.3%	40,000	40,368	0.6%
Kiana Analytics Inc	Technology	Convertible Note	0.7%	100,000	100,107	1.6%
Kitotech Medical Inc	Life science	Convertible Note	1.3%	100,000	112,214	1.8%
Kitotech Medical Inc	Life science	Convertible Note	0.6%	75,000	75,284	1.2%
Lifewave Biomedical Inc	Life science	Convertible Note	0.8%	30,000	32,387	0.5%
Lifewave Biomedical Inc	Life science	Convertible Note	0.8%	70,000	73,774	1.2%
Light Line Medical Inc	Life science	Convertible Note	0.4%	30,000	38,031	0.6%
Light Line Medical Inc	Life science	Convertible Note	1.0%	70,000	131,049	2.0%
Navaux Inc	Life science	Convertible Note	1.2%	60,000	60,148	0.9%
Octagon Therapeutics Inc	Life science	Convertible Note	0.5%	50,000	50,493	0.8%
Octagon Therapeutics Inc	Life science	Convertible Note	0.5%	50,000	50,349	0.8%
Perikinetics Inc	Life science	Convertible Note	0.1%	100,000	100,838	1.6%
SageMedic Corp	Life science	Convertible Note	0.4%	50,000	56,893	0.9%
SageMedic Corp	Life science	Convertible Note	0.6%	75,000	75,608	1.2%
Sensing Electromagnetic Plus Corp	Technology	Convertible Note	0.1%	50,000	1	0.0%
Sensing Electromagnetic Plus Corp	Technology	Convertible Note	0.1%	11,048	1	0.0%
Valfix Medical Inc	Life science	Convertible Note	0.8%	50,000	50,000	0.8%
Xpan Inc	Life science	Convertible Note	0.9%	50,000	53,310	0.8%
Xpan Inc	Life science	Convertible Note	0.4%	25,000	26,052	0.4%
Xpan Inc	Life science	Convertible Note	0.4%	25,000	26,047	0.4%
Total convertible loan investments - not readily marketable				$2,166,048	$2,421,972	37.8%

Total investments				$5,136,545	$5,882,442	91.9%

(a) based on total assets of $6,399,543

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company was originally formed to acquire and develop proprietary drugs and had been looking at a number of strategies.  In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have completed due diligence and committed to invest, and does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the companies in which it invests. The Company plans to generate revenue from realised gains from the sale of the businesses in which it has invested, or some or all of its shareholdings in those cases where portfolio companies go public. Generally, it is expected that investments will be realised from an exit within a period of four years following investment.  Such sales are outside its control and depend on merger and acquisition (“M&A”) transactions or an IPO which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance of contained therein.  Other than making its initial investments in its portfolio companies, the Company does not provide any financial support to any of its investees.

The Company has no regular employees, full-time or part-time. The chief executive officer of Kyto Technology and Life Science, Inc. is acting as a consultant to the Company and does not receive contractual compensation for his services in the form of cash. For the three months and nine months ended December 31, 2020 he was granted 0 and 215,000 stock options, respectively, and an ex-gratia bonus of $50,000.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments.  Such sales are outside its control and depend on M&A transactions or IPOs which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. The Company currently has approximately $560,000 in the bank and is now actively marketing a $3 million Series B round with a target close date of March 31, 2021. The average monthly expenses for the nine months ended December 31, 2020 were approximately $59,000 per month so the company has sufficient cash to fund its operations through the close of its Series B round if it simply manages its existing investments. However it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly.  While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations. However, there is no assurance that the Company will be able to continue as a going concern, and stay at home orders, and general economic uncertainties arising out of the current Covid-19 epidemic create additional delay and uncertainty. To date there has been no disruption to the Company’s business operations, although some of its portfolio investment companies report delays in their programs.

At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance contained therein. Accordingly, a new company, Kyto Investments, Inc. (the “KI”) was incorporated in Delaware in December 2020 in preparation for a restructuring. The Company is an internally managed, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

Immediately upon effectiveness of this Registration Statement, the Company will merge with Kyto Technology and Life Science, Inc., a Delaware corporation (the “Predecessor”), and the Company will be the surviving entity. As of the completion of the merger, the Company will constitute a “successor issuer” of the Predecessor for the purposes of Rule 414 under the Securities Act and may continue the Predecessor’s current offering by filing post-effective amendments to the Predecessor Registration Statements.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS (CONTINUED)

As a BDC, the Company is required to comply with certain regulatory requirements. See “Operating and Regulatory Environment”. The Company also intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company is required to comply with additional regulatory requirements. See “Taxation as a Regulated Investment Company.”

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A)BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended December 31, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2020, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2020.

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

(B)REVENUE RECOGNITION

The Company derives revenue from the sale of investments. As a minority, early-stage investor, the Company does not have the ability to manage the timing or acceptance of liquidity events that will enable it to realize its investments, nor the ability to predict when they may happen, although as a guideline, it would typically expect such events to occur around four years after its investments are made. The Company will book the revenue from investment activities upon completion of sale and receipt of net proceeds, after deducting related transaction expenses. As an Investment Company, we recognize the net increase or decrease in fair market value of our investments as unrealized gain or loss from investments. The Company is in regular contact with the management of its portfolio investment companies to provide the basis for impairment reviews, revaluation assessments and forecasting future revenue and fund-raising needs.

(C)INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Accounting Standard Codification Topic 740 "Accounting for Income Taxes" ("Topic 740"). Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(D)USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during the three and nine months ended December 31, 2020 and March 31, 2020 include the valuation of investments, stock options and warrants.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(E)CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2020 and March 31, 2020, respectively.

(F)CONCENTRATIONS

The Company maintains its cash in bank checking and deposit accounts, which, at times, may exceed federally insured limits. As of December 31, 2020 the Company had approximately $214,000 of deposits in excess of federally insured limits (March 31, 2020 $0.). The Company has not experienced any losses in such accounts through December 31, 2020 and March 31, 2020, respectively.

(G)STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation” requires generally that all equity awards granted to employees and consultants be accounted for at “fair value.” This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model. The Company granted 217,500 and 1,250,000 options to consultants and advisors during the three months ended December 31, 2020 and December 31, 2019, respectively. The Company granted 847,500 and 1,250,000 options to consultants and advisors during the nine months ended December 31, 2020 and December 31, 2019, respectively.

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

Number of shares used in calculating fully- diluted EPS

	Three months ended December 31, 2020	Nine months ended December 31, 2020	Three months ended December 31, 2019	Nine months ended December 31, 2019
Common Stock	8,528,007	5,836,832	5,836,832	5,836,832
Series A preferred stock	4,200,000	4,200,000	4,200,000	3,705,694
Series B preferred stock	2,789,954	1,933,912	192,708	25,694
Options	2,157,500	1,842,873	1,100,000	308,492
Warrants	1,596,667	3,329,067	4,200,000	3,705,694
Total	19,272,128	17,142,683	15,529,540	13,582,408

(I)INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

The Company reviews the performance of the underlying investments including, management reports, press releases, web site announcements and progress reports, Carta equity updates, management interviews  and, where accessible, financial reports, to determine their current and future potential value and liquidity. In the event that management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect management’s estimated valuation. The Company recognized impairment of one of its investments which was written down by $61,046 in September 2019. The Company has not experienced any impairment write-downs in any  subsequent periods.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or market approach or by ascertaining the most recent valuation of the portfolio company by reference to the basis of any recent financing transactions by that company. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The market approach compares recent comparable transactions to the investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our management and board.

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumption may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, the principal market and enterprise values, environmental factors, among other factors.

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

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(K)VOLUNTARY CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of the year ended March 31, 2020, the Company made a voluntary change in accounting principle by preparing the company’s financial statements using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946).

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

There have been no further changes in the three or nine months ended December 31, 2020.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(L)RECLASSIFICATION POLICY

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on the previously reported net increase (decrease) in net assets resulting from operations.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies.

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2020 and March 31, 2020, the Company had accrued and owed $8,000 and $5,750, respectively, to officers of the Company for service fees, telephone and car allowance.

NOTE 5 – INVESTMENTS

The following table summarizes the Company’s investment portfolio at December 31, 2020 and March 31, 2020.

	December 31, 2020		March 31, 2020
Number of portfolio companies	46		28
Fair value	$5,882,442		$2,665,499
Cost	$3,466,545		$2,726,545
% of portfolio at fair value
Convertible notes	2,421,972	31%	1,578,002	59%
Preferred stock	2,472,475	54%	651,497	24%
Common stock	391,995	4%	73,500	3%
SAFE	225,000	2%	126,500	5%
Other ownership units	371,000	9%	236,000	9%
Total	$5,882,442	100%	$2,665,499	100%

Our investment portfolio represents approximately 91.9% of our net assets at December 31, 2020 and 99.9% at March 31, 2020. For convertible loans the valuation is increased to reflect accrued interest. For preferred stock investments or convertible loans that convert to preferred stock, the Company values their investment at the price paid by investors unless there has been a subsequent round, in which case the Company uses a valuation midway between the price of its preferred stock and the price paid by investors in the latest funding round. For common stock of publicly traded portfolio companies the Company uses closing price on the last day of the quarter. For other investments including common stock, SAFEs and units, the investments are carried at cost unless there are other available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including actual and projected results and, independent third party valuation estimates

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – INVESTMENTS (CONTINUED)

The following table presents fair value measurements of investments, by major class, as of December 31, 2020 and March 31, 2020, according to the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
December 31, 2020
Convertible notes	-	-	$ 2.421.972	$ 2,421,972
Preferred stock	-	-	2,472,475	2,472,475
SAFEs	-	-	225,000	225,000
Common stock	-	-	391,995	391,995
Other ownership interests	-	-	371,000	371,000
Total	$ -	$ -	$ 5,882,442	$ 5,882,442

Description	Level 1	Level 2	Level 3	Total
March 31, 2020
Convertible notes	-	-	$ 1,528,002	$ 1,528,002
Preferred stock	-	-	701,497	701,497
SAFEs	-	-	73,500	73,500
Common stock	-	-	126,500	126,500
Other ownership interests	-	-	236,000	236,000
Total	$ -	$ -	$ 2,665,499	$ 2,665,499

We focus on making our investments in the United States, Canada and Israel. The investments in Canada and Israel were denominated and can be settled in USD.

As of March 31, 2020	America	Canada	Rest of World	Total
Fair value beginning of year	$ 2,170,499	$ 245,000	$ 250,000	$ 2,665,499
New investments	1,935,000	425,000	50,000	2,410,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	656,188	129,374	21,381	806,943
Fair value December 31, 2020	$ 4,761,687	$ 799,374	$ 321,381	$ 5,882,442

As of March 31, 2019	America	Canada	Rest of World	Total
Fair value beginning of year	$ 1,448,048	$ 50,000	$ -	$ 1,498,048
New investments	783,497	195,000	250,000	1,228,497
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	(61,046)	-	-	(61,046)
Fair value March 31, 2020	$ 2,170,499	$ 245,000	$ 250,000	$ 2,665,499

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – INVESTMENTS (CONTINUED)

Working on the experience of our technical advisors, we limit our investments to fintech, technology, and life sciences.

As of March 31, 2020	Fintech	Technology	Life science	Total
Fair value beginning of year	$ 101,500	$ 685,002	$ 1,878,997	$ 2,665,499
New investments	-	325,000	2,085,000	2,410,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	24,530	74,158	708,255	806,943
Fair value December 31, 2020	$ 126,030	$ 1,084,160	$ 4,672,252	$ 5,882,442

As of March 31, 2019	Fintech	Technology	Life science	Total
Fair value beginning of year	$ 101,500	$ 262,548	$ 1,134,000	$ 1,498,048
New investments		483,500	744,997	1,228,497
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	-	(61,046)	-	(61,046)
Fair value March 31, 2020	$ 101,500	$ 685,002	$ 1,878,997	$ 2,665,499

We invest in early stage private companies developing products or solutions in the fields of fintech, technology and life sciences. Typically we are investing in interest bearing notes that may be convertible into equity securities upon the completion of qualified subsequent financings, preferred stock, SAFEs or other forms of ownership. Generally, these notes are subject to conversion upon completion of either a pre-agreed period, typically 2 to 3 years, or the closing of a qualified round of financing at a discount to the price of that round. In the absence of such subsequent round of financing, a portfolio company may extend the conversion period from time to time. In such circumstances management carefully reviews the underlying facts to evaluate any potential impairment issues. At the date of this report, management is not aware of any impairment issues relating to portfolio companies whether notes are extended or overdue, or for any other reasons.

As of March 31, 2020	Convertible notes	Preferred stock	SAFEs	Common stock	Other ownership interests	Total

Fair value beginning of year	$ 1,528,002	$ 701,497	$ 73,500	$ 126,500	$ 236,000	$ 2,665,499
Conversions to preferred stock	(597,984)	678,313	(80,329)	-	-	-
New investments	935,000	1,025,000	150,000	200,000	100,000	2,410,000
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Change in value of investments	556,954	67,665	81,829	65,495	35,000	806,943
Fair value December 31, 2020	$ 2,421,972	$ 2,472,475	$ 225,000	$ 391,995	$ 371,000	$ 5,882,442

As of March 31, 2019	Convertible notes	Preferred stock	SAFEs	Common stock	Other ownership interests	Total

Fair value beginning of year	$ 764,048	$ 401,500	$ -	$ 126,500	$ 206,000	$ 1,498,048
New investments	825,000	299,997	73,500	-	30,000	1,228,497
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Change in value of investments	(61,046)	-	-	-	-	(61,046)
Fair value March 31, 2020	$ 1,528,002	$ 701,497	$ 73,500	$ 126,500	$ 236,000	$ 2,665,499

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – EQUITY

(A)PREFERRED STOCK

Series A

As of December 31, 2020 and March 31, 2020, there are 4,200,000 shares of Series A preferred stock (“Series A”) designated at a par value of $.01 per share. These shares were sold as investment Units at $0.80 per Unit in a private placement to accredited investors. The Units consist of one Series A share and one warrant per Unit. The Series A can either be converted at the option of the holder into Common Shares at a conversion price of $0.80 per share or it shall be converted upon listing of the Company on Nasdaq, NYSE or OTC markets or can elect to receive $1.60 per share. In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of Common Shares, a per share amount equal to two times (2x) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference currently $1.60 per share). The shares of Series A shall be non-voting. As of December 31, 2020 and March 31, 2020, there are 4,200,000 shares of Series A outstanding.

Series B

As of December 31, 2020 and March 31, 2020, there are, 6,000,000 shares of Series B preferred stock (“Series B”) designated at a par value of $.01 per share. These shares were sold in a private placement to accredited investors. The Series B can either be converted at the option of the holder into Common Shares at a conversion price of $0.80 per share or it shall be converted upon listing of the Company on Nasdaq, NYSE or OTC markets or the closing of one or more of a series financings resulting in aggregate proceeds of $10,000,000. In the event the Company issues additional securities at a purchase price less than the conversion price or any liquidation or winding up of the Company, the holders of the Series B shall be entitled to receive in preference to the holders of Series A and Common Shares, a per share amount equal to the greater of i) one time (1x) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference – currently $0.80 per share) or ii) such amount per share as would have been payable had all shares of Series B been converted into common stock immediately prior to such liquidating event. The shares of Series B shall be voting on an as-converted basis with the common stock. As of December 31, 2020 and March 31, 2020, there are, respectively, 3,091,406 and 812,500 shares of Series B outstanding. The Company sold 753,906 shares of Series B preferred for $603,125 during the three months ended December 31, 2020 and2,278,906 shares of Series B preferred for $1,873,125 during the nine months ended December 31, 2020.

(B)COMMON STOCK

The Company has authorized 40,000,000 shares of common stock at a par value of $0.01 per share. During the three months and nine months ended December 31, 2020, the Company sold 3,965,000 shares of common stock for proceeds $1,566,229 in response to the exercise of warrant and stock options. As of December 31, 2020, and March 31, 2020 respectively, a total of 9,801,932 and 5,836,832 shares of the Company’s common stock were issued and outstanding.

(C)STOCK OPTIONS

In April 2018, the Company approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan for the benefit of employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries.

In July 2019, the majority of the shareholders of the Company approved the introduction of the Kyto Technology and Life Science 2019 Stock Option and Incentive Plan (“Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors. During the nine months ended December 31, 2020 and 2019, the Company issued a total of 847,500 and 1,250,000 non-qualified stock options to consultants and advisors vesting over terms of up to two years.

On December 16, 2020, the Board approved the Kyto Technology and Life Science, Inc. 2020 Non-Qualified Stock Option Plan (the “Plan”), pursuant to which non-employee directors and advisors can be awarded stock options to purchase shares of the Company’s common stock (the “Options”). Up to 2,000,000 shares of common stock can be issued pursuant to the Plan.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – EQUITY (CONTINUED)

	Number of Options granted	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2019	-	-	-
Granted	1,370,000	0.033	2.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding March 31, 2020	1,370,000	0.033	1.40
Granted	847,500	0.047	2.00
Exercised	(60,000)	0.078	-
Cancelled	-	-	-
Outstanding December 31, 2020	2,157,500	0.032	1.39

Exercisable March 31, 2020	619,863	0.035	1.40
Exercisable December 31, 2020	1,410,226	0.032	1.53

In connection with the grant of stock options the Company recognises the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations.

December 31, 2020
Stock Price at grant date	$0.033 - $ 0.078
Exercise Price	$0.033 - $ 0.078
Term in Years	1.0 - 2.32
Volatility assumed	71% - 196%
Annual dividend rate	0.0%
Risk free discount rate	.12% - 2.0%

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted. During the three months and nine months ended December 31, 2020 and 2019, the Company amortised $3,474 and $6,168, and $17,326 and $6,269 respectively, as option expense. The intrinsic value of outstanding options at December 31, 2020 was $70,300, and $18,593 of the option expense upon grant remained unamortized at December 31, 2020.

(D)WARRANTS

In conjunction with the sale of Series A preferred stock Units, the Company issued 4,200,000 warrants to purchase common stock at a price of $1.20 per share for a period of three years. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility.

On October 1, 2020 the Company filed a Tender Offering registration statement (“TO”) with the SEC accelerating the term of the Series A warrants, increasing the number of common shares that could be exercised by 50% and discounting the price from $1.20 to $0.60 per warrant with the intention of providing an inducement (“Inducement”) for warrant holders to early exercise. As a result of this inducement, the Company received $1,562,000 as a result of the exercise of these warrants and the related purchase of 3,905,000 shares of common stock.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – EQUITY (CONTINUED)

The exercised price prior and post Inducement both offer greater than the fair market stock price of $0.07 per share. As the warrants were out of money, the fair value of the modification of the original warrants (the reduction in exercise price) and the fair value of the post-modification warrants are both immaterial, there is no gain or loss from re-pricing, and no expense needs to be recognized from this Inducement.

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2019	2,612,500	$1.20	2.4
Granted	1,587,500	1.20	3.0
Exercised	-	-	-
Cancelled	-	-	-
Outstanding March 31, 2020	4,200,000	1.20	2.9
Granted	-	-	-
Exercised	(2,603,333)	0.60	-
Cancelled	-	-	-

Outstanding December 31, 2020	1,596,667	$1.20	2.2

Exercisable March 31, 2020	4,200,000	$1.20
Exercisable December 31, 2020	1,596,667	$1.20

At December 31, 2020 the value of the warrants was $0 as the Company did not bifurcate the value of Series A and warrants within the Units sold. The weighted average remaining life of the warrants at December 31, 2020 was 2.0 years. The intrinsic value of outstanding warrants at December 31, 2020 was $0.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three months ended		Nine months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net asset value per basic share (a)	$0.75	$0.49	$0.95	$0.49
Net asset value per fully-diluted share (a)	( a )	( a )	$0.37	( a )

Net gain (loss) per basic share (a)	($0.00)	($0.02)	$0.04	($0.07)
Net gain (loss) per fully-diluted share (a)	( a )	( a )	$0.02	( a )

Net realized and unrealized gain (loss) on investments per primary share (a)	$0.04	$0.00	$0.12	($0.01)
Net realized and unrealized gain (loss) on investments per fully-diluted share (a)	( a )	( a )	$0.05	( a )

Ratios and Supplemental Data
Net assets, end of period	$ 6,399,543	$ 2,852,699	$ 6,399,543	$ 2,852,699

Basic shares outstanding, during the period	8,528,007	5,836,832	6,737,152	5,836,832
Fully-diluted shares outstanding, during the period	( a )	( a )	17,142,683	( a )

Total operating expenses/net assets	5.20%	3.56%	8.32%	13.25%
Net income ( loss)/net assets	-0.06%	-3.24%	4.30%	-14.80%
Interest expense	-	-	-	-

(a) Per Share Data is based on weighted average number of shares outstanding for the period.
Earnings per share is not provided where the results would be anti-dilutive.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company has received $325,000 from the sale of Series B shares, and invested $300,000 in 4 additional investments.

On January 8, 2021, Georges Benarroch resigned as Chairperson of the Board of Directors (the “Board”) of Kyto Technology and Life Science, Inc. (the “Company”), effective immediately. The Board appointed Paul Russo to the position of Chairperson of the Board, effective immediately.

On January 8, 2021, the Board voted to increase the size of the Board from two members to five members, creating a total of three vacancies, and appointed Jon S. Saxe, Peter D. Staple and Mike Baghramian (together, the “New Directors”) to fill the resulting vacancies, each to serve until his successor shall have been duly elected and qualified or until his earlier resignation or removal.

The Board also voted to form a compensation committee (the “Compensation Committee”), a corporate governance and nomination committee (the “Nomination Committee”), an audit committee (the “Audit Committee”) and an investment committee (the “Investment Committee”). Jon S. Saxe and Mike Baghramian will serve on the Compensation Committee. Peter D. Staple, Jon Saxe, Georges Benarroch and Paul Russo will serve on the Nomination Committee. Jon S. Saxe and Peter D. Staple will serve on the Audit Committee. Paul Russo, Jon Saxe, Peter Staple and Mike Baghramian will serve on the Investment Committee.

On January 8, 2021, in connection with the appointment of the New Directors, the Board voted to grant 120,000 Options to Jon Saxe, 105,000 Options to Peter Staple and 90,000 Options to Mike Baghramian.

There are no arrangements or understandings between any of the New Directors and any other persons pursuant to which a New Director was selected as a director. There are no transactions involving the Company and any of the New Directors that would be reportable under Item 404(a) of Regulation S-K.

On February 1, 2021, the Board of Directors (the “Board”) of Kyto Technology and Life Science, Inc. (the “Company”) approved the Employment Agreement between the Company and Paul Russo, the chief executive officer of the Company (the “Employment Agreement”). By agreement of the parties, the Employment Agreement is effective as of January 1, 2021. Pursuant to the Employment Agreement, Paul Russo will perform the duties and responsibility that are commensurate with the position of chief executive officer, reporting directly to the Board.

Pursuant to the Employment Agreement, Paul Russo will receive a base salary of $400,000 per year, 40% of which will be deferred until the Company’s common stock begins trading on the NASDAQ stock market. Paul Russo is entitled to an annual discretionary performance bonus targeted at 50% of his base salary at the discretion of the Board. Paul Russo will also receive a grant of options to purchase 800,000 shares of the Company’s common stock.

The Company has the right to terminate Paul Russo’s employment at any time. In the event of termination without cause, Paul Russo is entitled to receive six months of his annual base salary and the cost of six months of his life insurance policy.

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

The Company was originally formed to acquire and develop proprietary drugs and had been looking at a number of strategies to become active.  In April, 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment advisors from a network that includes angel investors, corporate managers, and successful entrepreneurs across a number of technology and life science products and markets and relies on input from these advisors in conducting due diligence and making investment decisions to build its investment portfolio which aims to spread risk by making small investments in a large number of early stage business opportunities. In order to offset the risk in early stage investing, the Company works with angel investment groups and participates only after these groups have completed due diligence and committed to invest, and does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the Companies in which it invests. The Company plans to generate income from realised gains from the sale of the businesses in which it has invested. Generally, it is expected that investments will be typically realised from an exit within a period of four years following investment or other liquidity events such as the IPO of a portfolio company.  Such exits are outside its control and depend on M&A transactions from third parties or market events which may result in cash or equity proceeds. Accordingly, it is difficult to forecast investment income, net change from realized and unrealized gains or (loss) from investment activities, and cash flow. At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance contained therein.

The Company has no regular employees, full-time or part-time. The chief executive officer of Kyto Technology and Life Science, Inc. is acting as a consultant to the Company and does not receive contractual compensation for his services in the form of cash. For the three months and nine months ended December 31, 2020 he was granted 0 and 215,000 stock options and an ex gratia bonus of $0 and $50,000, respectively.

The Company currently has approximately $560,000 in the bank and is now actively marketing a $3 million Series B round with a target close date of March 31, 2021. The average monthly expenses for the nine months ended December 31, 2020 were approximately $59,000 per month so the Company has sufficient cash to fund its operations through the close of its Series B round if it simply manages its existing investments. However, it plans to ramp up monthly expenditure to market and ensure the success of the Series B round, whereupon, if successful it will have sufficient funding for further investments and ongoing operations. In the event that the Series B close is delayed, management has the ability to slow down expenditure and defer future investment opportunities to balance its cash flow accordingly. While there is a degree of uncertainty in this business model, the Company has two viable alternative options to ensure continuity of liquidity and ongoing operations. However, there is no assurance that the Company will be able to continue as a going concern, and stay at home orders, and general economic uncertainties arising out of the current Covid-19 epidemic create additional delay and uncertainty. To date there has been no disruption to the Company’s business operations, and none have been reported among its portfolio investment companies.

Results of Operations

Net change in unrealized gain or loss from investments:

In the three months and nine months ended December 31, 2020, the Company recognized unrealized gains of $328,694 and $806,942 respectively, following the introduction of investment company accounting in the quarter ended September 30, 2020. For the prior year three months and nine months ended December 31, 2019 the Company reported an unrealized loss from investment of $0 and $61,046, respectively

Expenses:

Banking and professional fees of $91,669 and $168,212 were incurred for the three month and nine month periods ended December 31, 2020, respectively, while corresponding numbers for the periods ended December 31, 2019 were $9,063 and $38,015, respectively. The increase is principally due to an increase in legal expenses associated with the reorganization as an investment company.

Other operating expenses of $241,047 and $363,983 were incurred for the three month and nine month periods ended December 31, 2020, respectively, while corresponding numbers for the periods ended December 31, 2019 were $90,242 and $331,191, respectively. The increase is principally due to a payment of an executive bonus of $185,000 paid in the three months ended December 31, 2020 compared to $22,000 for the three months ended December 31, 2019.

For the three months ended December 31, 2020 the Company’s net loss was $4,017 compared to a loss of $90,305 for the three months ended December 31, 2019. For the nine months ended December 31, 2020 the Company’s net gain was $275,252 compared to a loss of $412,302 for the nine months ended December 31, 2019.

Liquidity and Capital Resources

The Company had net assets of $6,399,543 and $2,667,611 at December 31, 2020 and March 31, 2020, respectively. Cash was $563,795 and $33,756 as at December 31, 2020 and March 31, 2020, respectively.

Cash from operating activities

The Company used net cash of $2,876,156 in operations during the nine months ended December 31, 2020 compared to $1,114,937 used in operations for the nine months ended December 31, 2019. Main reason for the higher level in 2020 was the increase value of investments made by the Company, from $803,497 in 2019 to $2,410,000 in 2020.

Cash from investing activities

No cash was used in investing activities in either year.

Cash from financing activities

The Company had a net cash inflow from financing activities of $3,406,195 in the nine months ended December 31, 2020 compared to $1,440,001 in the nine months ended December 31, 2019. From sale of common stock, the Company raised $1,566,229 and $0 in the nine months ended December 31, 2020 and 2019, respectively. From sale of preferred stock, the Company raised $1,873,125 of Series B and $$425,000 of Series A in the nine months ended December 31, 2020 and 2019, respectively.

The Company’s plan of operations for the next twelve months is to continue to focus its efforts on finding new sources of capital by means of private placements and an initial public offering (“IPO”) and to use this funding to fund additional investments as they become available, and to cover operating expenses, and to uplift its OTC filing status to NASDAQ to enhance shareholder liquidity.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during the three and nine months ended December 31, 2020 and the year ended March 31, 2020 include the valuation of investment, stock options and warrants.

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

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or market approach or by reference to the most recent financing done by the portfolio company. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The market approach compares recent comparable transactions to the investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our management and board.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2020 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2020. Notwithstanding this conclusion, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS.

Not required for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Corporation filed a certificate of Designation in July 2019 for the issue of up to 6,000,000 shares of Series B Preferred stock to accredited investors under Rule 506 of Regulation D of the Securities Act 1933. As of the filing date, the Corporation had sold a total of 3,091,406 shares of Series B Preferred stock to accredited investors. The Corporation has submitted a Form D filing to the United States Securities and Exchange Commission for this Offering. The Company will use the net proceeds for investment purposes and operating expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Index to Exhibits on page 28

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3(i)(a)	Articles of Incorporation of Kyto Technology and Life Science, Inc.**

3(i)(b)	Articles of Amendment changing name to Kyto Technology and Life Science, Inc.**

3(i)(b)	Delaware incorporation and revised articles of incorporation .**

3(ii)	Bylaws of Kyto Technology and Life Science, Inc.**

31.1	Section 302 Certification of principal executive officer.*

31.2	Section 302 Certification of principal financial and accounting officer.*

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed as Exhibit with this Form 10-Q.

**	Previously filed with Form 10-K or Form 10-Q.
***	Filed

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Paul Russo
Paul Russo Chief Executive Officer, principal executive officer

Date: February 16, 2021

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer

Date: February 16, 2021