Form 10-K
period 2021-03-31
Kyto Technology & Life Science, Inc.
filed 2021-08-10
CIK 1164888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2021

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant at the close of the second quarter on September 30, 2020, was approximately $973,856.

The Registrant had 13,268,871 shares of common stock, $0.01 par value per share, outstanding on August 2, 2021.

TABLE OF CONTENTS

FORM 10-K

FOR FISCAL YEAR ENDED MARCH 31, 2021

PART I

ITEM 1. BUSINESS

(A) BUSINESS DEVELOPMENT

Kyto Technology and Life Science, Inc. (the “Company”) was formed as a Florida corporation on March 5, 1999 under the name of B Twelve, Inc.. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc.. In July 2019, the Company was re-incorporated as a Delaware company. The Company operates virtually, from public locations or the homes of its officers, and does not currently lease any office space.

The Company was originally formed to acquire and develop proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been evaluating a number of strategies. As of March 31, 2018, the Company had accumulated a deficit of $32,380,746 from all prior operations. In April 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, sophisticated early stage investors and successful entrepreneurs with experience across a number of technology and life science products and markets, and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early-stage investing, the Company works with angel investment groups and other sophisticated investors and participates only after these groups have completed due diligence and committed to invest, in effect becoming lead investors. The Company then completes its own due diligence and invests under identical terms as the lead investors. The Company will do follow-on investments in existing portfolio companies, assuming adequate progress, when portfolio companies initiate new financing rounds. The Company currently does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the companies in which it invests. The Company plans to generate revenue from realized gains from the sale of the businesses in which it has invested, or some or all of its shareholdings in those cases where portfolio companies go public. Generally, it is expected that investments will be realized from an exit within a period of four years following initial investment. Such exits or liquidity events are outside the Company’s control and depend on merger and acquisition (“M&A”) transactions or an initial public offering (“IPO”) which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. Other than making its initial and, potentially, follow-on investments in its portfolio companies, the Company does not provide any financial support to any of its investees.

The Company has one regular employee – the CEO. Prior to December 31, 2020 the chief executive officer, Paul Russo, of Kyto Technology and Life Science, Inc. was acting as a consultant to the Company and did not receive contractual compensation for his services in the form of cash. For the year ended March 31, 2021 he was granted 215,000 stock options, and an ex-gratia bonus of $210,000. As of January 1, 2021, Mr. Russo was engaged as an employee of the Company at a salary of $400,000 per annum of which 60% is paid monthly, and the balance deferred to be paid once the Company lists and starts trading on the Nasdaq exchange. The full terms of Mr. Russo’s employment are described in an engagement letter filed on Form 8K on February 1, 2021, incorporated by reference herein, which was approved by the Compensation committee of the Board of Directors on that date.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside the Company’s control and depend on M&A transactions or IPOs which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. As of the date of this filing, the Company had approximately $400,000 of cash to cover its operating expenses, and new investment requirements and is continuing to raise additional funding on a recurring monthly basis. If successful, it will have sufficient funding for further investments and ongoing operations. However, there is no assurance that the Company will be able to raise sufficient cash to cover its requirements on attractive terms, if at all, and whether it will be able to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Stay at home orders and general economic uncertainties arising out of the current Covid-19 epidemic have created additional delays and uncertainty. To date there has been no disruption to the Company’s business operations, although some of its portfolio investment companies report delays in their programs.

At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance contained therein. Accordingly, a new company, Kyto Investments, Inc. (“KI”) was incorporated in Delaware in December 2020 in preparation for a restructuring and an N-2 Registration Statement filed in March 2021 for review by the SEC. KI is an internally managed, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Immediately upon effectiveness of this N-2 Registration Statement, the Company will merge with KI and the Company will be the surviving entity. As of the completion of the merger, the Company will constitute a “successor issuer” for the purposes of Rule 414 under the Securities Act and may continue the current offering by filing post-effective amendments to the Registration Statements. Prior to the merger, the Company had fewer than 100 non affiliated investors and filed under the 1934 Act relying on exemption Rule 3( c ) (1).

As a BDC, the Company will be required to comply with certain regulatory requirements. The Company also intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company is required to comply with additional regulatory requirements. The Company has prepared and submitted sequentially two N-2 Registration Statements to the SEC for review but has not yet received final approval of its registration as at the filing date of this report.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following discussions should be read in conjunction with the financial statements and related notes which are included in this Form 10-K for the year ended March 31, 2021. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to find and realize gains on our investments.

(A) MARKET INFORMATION

As of February 23, 2011, our stock quotation coverage moved from the FINRA operated OTC Bulletin Board to the OTC Markets Group, Inc.'s OTCQB under the same symbol "KBPH."

Our common stock has traded on the OTC Bulletin Board (R), or OTCBB, since August 4, 2005. The Company's common stock is quoted on the Electronic Bulletin Board of the OTC market, under the trading symbol KBPH. The following table sets forth, for the calendar quarters indicated, the high and low closing prices for our common stock as reported by OTCBB for fiscal years ended March 31, 2020 and 2021. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. The market for the common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. Accordingly, reliance should not be placed on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of the Company's common stock.

Common Stock
Fiscal Year Ended March 31, 2021	High	Low
First quarter	$2.30	$2.00
Second quarter	$2.00	$1.75
Third quarter	$2.00	$2.00
Fourth quarter	$2.00	$1.90

Common Stock
Fiscal Year Ended March 31, 2020	High	Low
First quarter	*	*
Second quarter	*	*
Third quarter	*	*
Fourth quarter	$2.25	$2.05

* There were no trades in these periods

There were 9,983,082 shares of common stock outstanding as of the end of the fiscal year ended March 31, 2021.

(B) HOLDERS

According to information provided to us by the transfer agent for our shares of Common Stock, as of March 31, 2021, there were 14 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record owners, we believe there are less than 100 beneficial holders of our shares of Common Stock.

(C) DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

For so long as the Class A Preferred Stock remains outstanding, the Corporation shall not declare, set apart or pay any dividend, whether in cash or other property (other than dividends payable in shares of Junior Stock), upon any Common Stock of the Corporation or any other stock ranking with respect to dividends or on liquidation junior to the Class A Preferred Stock unless the holders of the Class A Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Class A Preferred Stock.

The holders of Class B Preferred Stock shall be entitled to receive out of any funds of the Corporation at a time legally available for the declaration of dividends, dividends at a cumulative rate of 10% under such terms and conditions as the Board shall prescribe, provided, however, that in the event dividends shall be declared, dividends on issued and outstanding Class B Preferred Stock shall be payable before any dividends shall be declared or paid upon or set apart for the Common Stock.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The Company believes it is in its best interest to create and use incentive stock option plans to assist in recruiting, motivating and compensating advisors, consultants, directors and employees, and generally minimize the need for cash compensation.

In March 2018, the majority of the shareholders approved the introduction of the Kyto Technology and Life Science, Inc. 2018 Incentive Stock Option Plan and reserved a pool of 2,697,085 shares of common stock for issuance under this plan.

In July 2019, the majority of the shareholders of the Company approved the introduction of the Kyto Technology and Life Science 2019 Stock Option and Incentive Plan (“Plan”), and the Company reserved 2 million shares of common stock for issuance to directors, officers, consultants and advisors.

In December 2020, the majority of the shareholders of the Company approved the introduction of the Kyto Technology and Life Science 2020 Stock Option and Incentive Plan (“Plan”), and reserved 2 million shares of common stock for issuance to directors, officers, consultants and advisors.

ITEM 6. SELECTED FINANCIAL DATA

Net change in net assets resulting from operations per common share for each of the fiscal years shown below are based on the weighted average number of shares outstanding.

	March 31, 2021	March 31, 2020
Net change in net assets resulting from operations	$427,066	$(773,399)

Net change in net assets resulting from operations per common share	$0.06	$(0.13)

Total assets	$8,429,166	$2,699,755

Total liabilities	$1,436,003	$32,144

	Year ended March 31,
Statement of operations data	2021	2020

Investment income
Fee and other income	$-	$14,150
Total investment income	-	$14,150

Operating expenses
Banking and professional fees	225,378	47,826
Other operating expenses	543,464	678,677
Total operating expenses	768,842	726,503

Net change in unrealized gain (loss) on investments	$1,195,908	$(61,046)

Net increase (decrease) in net assets resulting from operations	$427,066	$(773,399)

	As of March 31
Balance sheet data	2021	2020
Net assets	$6,993,163	$2,667,611
Number of portfolio companies	51	28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

(A) PLAN OF OPERATION

The Company made forty-seven investments in the year ended on March 31, 2021. These consisted of twenty-three investments in new portfolio companies totaling $1,784,997 and twenty-four follow-on investments into existing portfolio companies totalling $1,175,003.

The Company expects to continue raising funds to cover operating expenses and to continue new portfolio and follow-on investments in existing portfolio companies on an ongoing basis as it continues efforts to become effective as a “1940 Act” investment company. Once effective, the Company plans to engage an investment banker and list on the NASDAQ exchange.

(B) RESULTS OF OPERATIONS

Revenue: The Company depends on the emergence of liquidity situations to realize its investments in portfolio companies but does not have any ability to influence such events. During the years ended March 31, 2021 and 2020 there were no liquidation transactions and, accordingly the Company did not generate any proceeds from investments. However, the Company does regularly revalue its investments to ensure that they are stated at fair value and for the years ended March 31, 2021 and 2020, recognized unrealized valuation gains and losses of $1,195,908 and $(61,406), respectively.

Banking and professional fees: The Company incurred banking and professional fees of $225,378 and $47,826 for the years ended March 31, 2021 and 2020, respectively. The increase of 371% was largely attributable to increased legal fees in connection with fundraising transactions and the filing of a Form N-2 with the SEC in anticipation of our registration as a Business Development Corporation (“BDC”) and future uplisting from the OTC to Nasdaq stock market exchanges.

Other operating expenses: The Company incurred operating expenses of $543,464 and $678,677 in the years ended March 31, 2021 and 2020, respectively. The decrease of 20% reflects a reduction in investor relations expenses during the year ended March 31, 2021.

The Company did not experience any management fees or interest expense in either years.

For the years ended March 31, 2021 and 2020, the Company’s net increase or decrease in net assets resulting from operations was $427,066 and $(773,399), respectively.

(C) LIQUIDITY

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have experienced recurring negative cash flows from operations resulting in a deficit of $33.0 million accumulated from inception through March 31, 2021.

As of the date of this filing, the Company had approximately $400,000 of cash to cover its operating expenses and new investment requirements, and is continuing its efforts to raise additional funding on a recurring monthly basis. If successful, it will have sufficient funding for further investments and ongoing operations. However, there is no assurance that the Company will be able to raise sufficient cash to cover its requirements on attractive terms, if at all, and whether it will be able to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Stay at home orders and general economic uncertainties arising out of the current Covid-19 epidemic have created additional delays and uncertainty. To date there has been no disruption to the Company’s business operations, although some of its portfolio investment companies report delays in their programs.

At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance contained therein. Accordingly, a new company, Kyto Investments, Inc. (“KI”) was incorporated in Delaware in December 2020 in preparation for a restructuring and an N-2 Registration Statement filed in March 2021 for review by the SEC. KI is an internally managed, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Immediately upon effectiveness of this N-2 Registration Statement, the Company will merge with KI and the Company will be the surviving entity. As of the completion of the merger, the Company will constitute a “successor issuer” for the purposes of Rule 414 under the Securities Act and may continue the current offering by filing post-effective amendments to the Registration Statements.

As a BDC, the Company will be required to comply with certain regulatory requirements. The Company also intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company is required to comply with additional regulatory requirements. The Company has prepared and submitted sequentially two N-2 Registration Statements to the SEC for review but has not yet received final approval of its registration as at the filing date of this report.

The Company expects to continue raising funds to cover operating expenses and to continue new portfolio and follow-on investments in existing portfolio companies on an ongoing basis as it continues efforts to become effective as a “40 Act” investment company. Once effective, the Company plans to engage an investment banker and list on the NASDAQ exchange. To continue to fund operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or other means. We may not be able to raise such additional capital on terms acceptable to us, if at all, and if there were any failure to raise capital when needed, or on attractive terms, we could be forced to reduce, delay or eliminate our investment activities or make reductions in spending, extend payment terms with suppliers, or liquidate or grant rights to our assets where possible. Any of these activities could materially harm our business, results of operations, or future prospects. There is no assurance that we can ever be profitable or generate sufficient cash flow from investment activities.

Cash from operating activities:

The Company’s net cash outflow from operations for the years ended March 31, 2021 and 2020 was $2,470,600 and $1,929,879 respectively, of which $2,960,000 and $1,228,497, respectively, resulted from the purchase of investments.

Cash from investing activities:

The Company did not have any cash flow from investing activities for the years ended March 31, 2021 and 2020.

Cash from financing activities:

The Company’s net cash inflow from financing activities for the years ended March 31, 2021 and 2020 was $3,874,712 and $1,870,001, respectively. During the year ended March 31, 2021, the Company raised from accredited investors $2,302,500 from private placements of Series B Preferred stock, and $1,572,212 from the sale of common stock in connection with the exercise of warrants and options. During the year ended March 31, 2020, the Company raised from accredited investors $1,270,001 from the sale of Series A Preferred stock and $600,000 from private placements of Series B Preferred stock.

(D ) SIGNIFICANT ACCOUNTING POLICIES

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

The financial information associated with the March 31, 2021 and 2020 financial statements contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP.

REVENUE RECOGNITION

The Company generates realized gains or losses in its net assets from the sale of complete or partial investments following a mergers or acquisitions (“M&A”) transaction or restructuring or from the revaluation of portfolio company investments to recognize changes in their value, either upwards or downwards. As a minority, early-stage investor, the Company does not have the ability to manage the timing or acceptance of liquidity events that will realize its investments, nor the ability to predict when they may happen, although as a general guideline, it would expect such events to occur approximately four years after its investments are made. Realized gains or losses on the sale of investments, or upon the determination that an investment balance, or portion thereof, is not recoverable, are calculated using the specific identification method. The Company measures realized gains or losses by calculating the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment. Net change in unrealized appreciation or depreciation reflects the change in the fair values of the Company’s portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The Company is in regular contact with the management of its portfolio investment companies to provide a basis for valuation changes or impairment reviews.

USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during the fiscal year ended March 31, 2021 and 2020 include the valuation of investments, stock options and warrants.

INVESTMENTS AND VALUATION OF INVESTMENTS AT FAIR VALUE

The Company reviews the performance of its investments based on available information, including management reports, press releases, web site announcements and progress reports, third party equity updates, management interviews and, where accessible, financial reports, to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. The Company recognized impairment of one of its investments which was written down by $61,046 in September 2019. The Company has not experienced any impairment write-downs in any prior or subsequent periods.

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

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income, market, or back-solve approach. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The market approach compares recent comparable transactions to the investment. The back solve method involves comparing available data over a period of time and inferring a new valuation based on changes from a known starting point, for example the cost of an investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our management and board.

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumption may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, the principal market and enterprise values, environmental factors, among other factors.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions. Most of the Company’s investments are Level 3.

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 1 – Significant Accounting Policies” to our consolidated financial statements as of March 31, 2021 for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

(E ) OFF-BALANCE SHEET ARRANGEMENT

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached audited financial statements for Kyto Technology and Life Science, Inc. for the fiscal years ended March 31, 2021 and 2020 can be found beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants during then year, however, subsequent to March 31, 2021, the Company’s current auditors, RBSM LLP resigned and OUM & Co. LLP was appointed as the Company’s independent registered public accounting firm. As of the date of these financial statements there are no disagreements with the findings of our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer or Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended March 31, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources, missed SEC filing deadlines, and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2021. Once the Company is listed on Nasdaq and raises additional funding from an IPO, management intend to increase the number of consulting or employee resources to provide more segregation of duties and supervision for an enhanced control environment.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021 based on the framework in Internal Controls—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. In addition, we have identified the following material weaknesses: (i) the Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as not to provide an adequate audit trail of entries made in the accounting software, and (ii) we have identified a material weakness in our internal controls relating to the accounting of transactions that are either highly complex and/or unusual in nature. In such instances, we seek to augment our internal accounting capabilities by obtaining assistance from third-parties who have greater expertise in such areas.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we interviewed all accounting personnel to discover and evaluate our accounting and control procedures in order to conclude that our financial statements for the year ended March 31, 2021 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended March 31, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal year ended March 31, 2019, we engaged a third-party bookkeeping and accounting services to post accounting entries and reconcile our bank accounts. While this creates segregation of duties between the bookkeeping function and management supervision and control, we do not believe that these changes in our internal control over financial reporting should be regarded as material.

ITEM 9B. OTHER INFORMATION.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal 2021 that was not reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Michael Baghramian	79	Director (Appointed Jan 8, 2021)
Georges Benarroch	74	Director (Resigned April 5, 2021)
Paul Russo	78	Chief executive office and director
Jon S Saxe	85	Director (Appointed Jan 8, 2021)
Peter Staple	69	Director (Appointed Jan 8, 2021)
Simon Westbrook	72	Chief financial officer

The business experience of the persons listed above during the past five years are as follows:

MIKE BAGHRAMIAN, DIRECTOR

Mr. Baghramian has been President of Bager Electronics Inc. since 1980. Mr. Baghramaian has a great understanding of sales and marketing and was selected for that expertise. As the founder of Bager Electronics, a very successful semiconductor component rep firm covering the US South-West, his company supported sales of Dr. Russo’s three semiconductor start-ups, Genesis Microchip, Silicon Optix and Geo Semiconductor. Mr. Baghramian is semi-retired but remains active at Bager and sits on the boards of several charitable organizations; he will provide investment advice on potential Kyto investments, and his experience and expertise will be a valuable asset to the Board. He was appointed to the Board on January 8, 2021

GEORGES BENARROCH, DIRECTOR

Mr. Benarroch has been a director of the Company since May 5, 2000. He was elected as President and Chief Executive Officer effective February 27, 2006. Mr. Benarroch is the President and Chief Executive Officer of Comindus Finance Inc. Mr. Benarroch has over 40 years of investment banking as well as money management experience. Mr. Benarroch has raised financing for numerous companies, public as well as private, and has managed investment firms in the USA, Canada and Europe. Also, he has been the CEO of a Canadian multibillion dollar asset management firm. Mr. Benarroch resigned as President and Chief Executive Officer of KBPH on April 26, 2018 but remained as a Director. He resigned as a director of the Company on April 5, 2021.

MR. PAUL RUSSO, CHIEF EXECUTIVE OFFICER & DIRECTOR

Mr. Russo is the Co-founder and CEO of Kyto Technology and Life Science, Inc. He is also the Founder & Chairman of GEO Semiconductor (www.geosemi.com) since 2014, after having served as Chairman & CEO from its founding in 2008. Mr. Russo also serves as a Director of InBay (www.inbaytech.com), Irystec (www.irystec.com, Semplus (www.sempluscorp.com) and several other technology ventures (Peekaboo, Dynamount, Illuminati, Thrive, and other technology startups). Mr. Russo is heavily involved with the Band of Angels, the Keiretsu Forum and other similar organizations which review over 1,000 start-ups' business plans per year. He is also a Board Advisor to BWG, LLC. Mr. Russo served as an outside director of ATI Technologies from 2001 through its acquisition by AMD in 2006.

Prior to founding GEO Semiconductor, Mr. Russo founded Silicon Optix in 2000, a privately held fabless semiconductor company, serving as its Chairman & CEO through 2008. Prior to Silicon Optix, Mr. Russo was the founder, Chairman and CEO of Genesis Microchip (acquired by ST Micro in 2007) following Genesis Microchip’s NASD IPO in 1998.

Prior to founding Genesis, he was General Manager of the General Electric Microelectronics Center, Senior Manager of General Electric’s Industrial Electronics Development Lab and Head, Microsystems Research at RCA's David Sarnoff Research Center. While at RCA, Mr. Russo worked on the world first CMOS microprocessor and pioneered the first use of microprocessors in global communications, programmable video games, TV manufacturing automation and automotive engine control. Mr. Russo is a member of the Audit Committee, Nominating and Corporate Governance Committee, Investment Committee, and Compensation Committee.

JON S SAXE, DIRECTOR

Mr. Saxe has been a Life Science Advisor to the Company since August 2019. He has been Chairman of the Board of VistaGen Therapeutics since June 2000, Director of Arbor Vita Corporation since September 2000, Director of Arcuo Medical since January 2009, Director of Trellis Bioscience since June 2016, Chairman of Epalex Corporation since August 2017, Director of Cancer Prevention Pharmaceuticals, Inc. since October 2018, Director of Achelios since November 2019, Chairman of the Board of Aether Therapeutics since March 2020, Director of NuvOx Pharma since November 2020, Director of Lumos Pharma from 2010 to March 2020, Director of Armetheon from January 2013 to 2017, Director of Durect Corporation from 2003 to 2021, Director of SciClone Pharmaceuticals, Inc. from 2000 to 2017 and Chairman from 2009 to 2017. Mr. Saxe was selected to serve on the Board because of his extensive experience as a director, his involvement in the private equity and venture capital space, and his experience with biotechnology and pharmaceutical companies. Mr. Saxe has served on the board of directors of over 25 private and public companies and has served on audit, compensation, finance and governance committees. He also served as Vice President of Licensing and Corporate Development at Hoffmann-LaRoche, a large pharmaceutical company. Mr. Saxe is a registered patent attorney and brings extensive experience with intellectual property law to the Board and the Company’s portfolio companies. Mr. Saxe will be the lead non-interested Director. Mr. Saxe is a member of the Audit Committee, Nominating and Corporate Governance Committee, Investment Committee, and Compensation Committee.

PETER D STAPLE, DIRECTOR

Mr. Staple was most recently CEO and Director of Corium, Inc., a biopharmaceutical company from 2008-2019 and its Chairman and Director from 2019 until 2020. He is a Director of Corsair Pharma, Inc. from 2020 to the present and Assertio Therapeutics, Inc. since 2003. From 2002 to 2008, he served as Director, and from 2002 to November 2007 as Chief Executive Officer, of BioSeek, Inc., a privately-held drug discovery company. From 1994 to 2002, Mr. Staple was a member of the senior executive team at ALZA Corporation, where he was most recently Executive Vice President, Chief Administrative Officer and General Counsel. Prior to joining ALZA, he was Vice President, Associate General Counsel at two pioneering biotechnology companies: Chiron Corporation and Cetus Corporation. Mr. Staple holds a B.A. and a J.D. from Stanford University. The Board considered Mr. Staple’s expertise and experience in the following areas relevant to the Company and its business in concluding that he should serve on the Board: Executive management in multiple life-science based companies; corporate governance experience including service as a director, board chair and committee chair in public companies; corporate finance; legal strategies; and strategic transactions including mergers and acquisitions. Mr. Staple is a member of the Audit Committee, Nominating and Corporate Governance Committee, and Investment Committee.

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

(B) IDENTIFY SIGNIFICANT EMPLOYEES

John Ricci is a consultant to the Company and acts as Director, Portfolio Management. Mr. Ricci currently serves as managing director of US Angels (since 2003), co-founder of fundOn (since 2014), mentor at Alchemist Accelerator, Runway, Plug and Play Tech Center (since 2017), advisor and investor of App A Minute (since 2017), advisor and investor of EvoShare (since 2017), advisor of Linqto, Inc. (since 2015), advisor of 1World Online (2013). Mr. Ricci also has served as Managing Partner at MG Capital since 2009 and Founding and Managing Partner of Crimson Growth Partners LLP since 2013. Mr. Ricci graduated from MINES ParisTech and holds an MBA from Harvard Business School.

Richard Ayllon is a consultant to the Company and acts as Lead Manager, Due Diligence. Mr. Ayllon has served as an advisor of Stealth Start-Up – Surgical Robotics since February 2019. Mr. Ayllon is also the co-founder of Theravent, Inc. since October 2013. He previously served as the director of Strategic Marketing & New Business Development of Tria Beauty from July 2015 to May 2018. He has over 30 years of experience in leadership roles in life science organizations from multinational (Bayer, J&J) to early-stage/pre-revenue in multiple sectors/categories including pharmaceuticals, diagnostics, medical devices. Mr. Ayllon received his BSc from the University of Guelph (Guelph, Ontario, Canada and his MBA from the University of Western Ontario (London, Ontario, Canada).

Thomas Vogelsong is a consultant to the Company and acts as Director, Deal Flow. Mr. Vogelsong has been the Principal Consultant of Imaging Innovations, LLC since October 2015. Mr. Vogelsong is also an investor and advisor to early stage companies in the medical technology space, including InQCel, SV Advantage, Qanopy Group and RedCrow. Mr. Vogelsong provides technical expertise, as well as his business development and executive experience, to these companies. Mr. Vogelsong received his bachelor of science from Lehigh University and his M.S. and Ph.D. from Rensselaer Polytechnic Institute.

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

(E) AUDIT COMMITTEE

The Company has formed an Audit Committee, Nominating and Corporate Governance Committee, Investment Committee, and Compensation Committees. The Board of Directors approved the financial statements for the previous year.

ITEM 11. EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE

The following table sets forth all annual and long-term compensation for services in all capacities rendered to Kyto by its executive officers and directors for each of the last two most recently completed fiscal years ended

		Annual Compensation in $			Long-term compensation awards in $		Payouts in $
Name and principal position	Year ended March 31,	Salary	Bonus	Other annual compensation, consulting fee	Securities under options/SARs granted	Restricted Shares or restrictd share units	LT incentives
Michael Baghramian, Director	2021	-	-	-	$3,856	-	-
	2020	-	-	-	$421	-	-
Georges Benarroch, Director	2021	-	-	-	$701	-	-
	2020	-	-	-	$2,103	-	-
Paul Russo, Chief executive officer, director	2021	100,000 *	$210,000	-	$3,014	-	-
	2020	-	$216,000	-	$11,214	-	-
Jon S Saxe Director	2021	-	-	-	$491	-	-
	2020	-	-	-	$421	-	-
Peter Staple Director	2021	-	-	-	$421	-	-
	2020	-	-	-	$-	-	-
Simon Westbrook, Chief financial officer	2021	-	$25,000	$60,000	$701	-	-
	2020	-	-	$60,000	$2,103	-	-

* Payment of $40,000 of this amount is deferred until Nasdaq listing

OPTION/SAR GRANTS TABLE

Name and position		Year ended March 31,	Options, beginning of year	Granted	Vested	Exercised	Options, end of year
Michael Baghramian, Director		2020	-	30,000	-	-	30,000
	*	2021	30,000	157,500	-	(60,000)	127,500
Georges Benarroch, Director		2020	-	150,000	80,959	-	150,000
	*	2021	150,000	50,000	16,592	(50,000)	150,000
Paul Russo, Chief executive officer, director		2020	-	800,000	107,945	-	800,000
		2021	800,000	215,000	876,918	-	1,015,000
Jon S Saxe Director		2020	-	30,000		-	30,000
	*	2021	30,000	155,000	72,726	-	185,000
Peter Staple Director		2020	-	-		-	-
	*	2021	-	135,000	26,527	-	135,000
Simon Westbrook, Chief financial officer		2020	-	150,000	80,959	-	150,000
		2021	150,000	50,000	182,740	-	200,000

•Mr. Saxe, Mr. Baghramian and Mr. Staple were appointed as directors as of January 1, 2021. At March 31, 2020, Mr. Saxe and Mr. Baghramian were not directors, but were granted options in their capacity as advisors to the Company.

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

None of the directors or senior officers of Kyto and no associate of any of the directors or senior officers of Kyto was indebted to the Company during the financial period ended March 31, 2021 of Kyto other than for routine indebtedness.

(D) EMPLOYMENT CONTRACTS

Mr. Russo has an employment agreement with the Company for his service as CEO. The Agreement provides for a salary of $400,000 per annum of which 40% will be deferred until such time as the Company secures a listing on the Nasdaq exchange. Full details are incorporated by reference and are available in the employment agreement filed with the SEC in an 8K dated February 1, 2021.

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

Title of class	Name & address of beneficial owner	Common shares	Percentage of class
Common	Georges Bennaroch, Florida, USA (1)	2,697,085	20.8%
Common	Paul Russo, Los Altos, California, USA	2,743,960	21.2%

(B) SECURITY OWNERSHIP OF MANAGEMENT

Title of class	Name & address of beneficial owner	Common shares	Percentage of class
Common	Michael Baghramian, California, USA	388,125	3.00%
Common	Georges Benarroch, Florida, USA (1)	2,697,085	20.80%
Common	Paul Russo, California, USA	2,743,960	21.20%
Common	Jon S Saxe, California , USA	150,000	1.20%
Common	Peter Staple, California, USA	90,000	0.70%
Common	Simon Westbrook, California, USA	93,750	0.70%

(1)Includes 1,781,285 shares owned by Comindus Finance Group which is controlled by Mr. Benarroch.

(C) CHANGES IN CONTROL

There is no such arrangement which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Detail of related party transactions are described in note 3 of the accompanying Financial Statements.

There were no fees accrued or paid to directors in the years ended March 31, 2021 and 2020. At March 31, 2021 the Company had accrued and owed $46,420 accrued payroll and travel expenses to Mr. Russo and $5,000 accrued consulting fees to Mr. Westbrook, respectively. At March 31, 2020, the Company had accrued and owed $750 travel expenses to Mr. Russo and $5,000 accrued consulting fees to Mr. Westbrook, respectively.

(B) TRANSACTIONS WITH PROMOTERS

Georges Benarroch would be considered as a promoter of the Company. Georges Benarroch is the president of Comindus Finance Corp, holding 2,697,085 shares of the Company common stock represented by 20.8% of total issued and outstanding common shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

RBSM LLP, Independent Registered Public Accounting firm billed an aggregate of $ 46,500 and $29,500 for audit of our annual financial statements for the fiscal years ended March 31, 2021 and 2020. These amounts include the review of our related Forms 10Q during the years audited.

(2) Audit Related Fees

No other professional services were rendered by RBSM LLP for audit related services rendered during the fiscal years ended March 31, 2021 and 2020.

(3) Tax Fees

No professional services were rendered by RBSM LLP for tax compliance, tax advice, and tax planning the fiscal years ended March 31, 2021 and 2020.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K

(A) LISTING OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3(i)(a	Articles of Incorporation of Kyto Technology and Life Science, Inc.*
3(i)(b	Articles of Amendment changing name to Kyto Technology and Life Science, Inc.*
3(ii)	Bylaws of Kyto Technology and Life Science, Inc.*
3.4	Delaware incorporation and revised articles of incorporation ***
18.1	Auditors preferability letter re adoption of ASC 946 **
31.1	Section 302 Certification of the principal executive officer and the principal financial and accounting officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the principal executive officer and principal financial accounting officer

* Filed as Exhibit to Company's Form 10-SB on September 12th, 2003, with the Securities and Exchange Commission

** Filed as Exhibit with Form 10-K on July 15, 2020.

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

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

DATE: August 9, 2021	By:	/ s/ Simon Westbrook
	Name:	Simon Westbrook
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Russo
Paul Russo	Chief executive officer	August 9, 2021

/s/ Michael Baghramian
Michael Baghramian	Director	August 9, 2021

/s/ John S Saxe
John S Saxe	Director	August 9, 2021

/s/ Peter Staple
Peter Staple	Director	August 9, 2021

/s/ Simon Westbrook
Simon Westbrook	Chief financial officer	August 9, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Kyto Technology and Life Science, Inc.

Los Altos Hills, California

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statement of assets and liabilities of Kyto Technology and Life Science, Inc. (the “Company”), including the schedule of investments, as of March 31, 2021 and the related statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and the results of its operations, changes in net assets, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered negative operating cash flows, is reliant on equity financings to fund operations, and has an accumulated deficit at March 31, 2021. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value — Level 3 Investments Valuation

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820”. These investments include investments in early stage companies not publicly traded. The valuation techniques that are used by management and approved by the audit committee in estimating the fair value of these investments vary, and certain significant inputs used were unobservable. Unobservable inputs are those for which market data are not available and that are developed using the most relevant information about the assumptions market participants would use when pricing an investment.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management and the audit committee to select valuation techniques and significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•We obtained an understanding of the relevant controls related to the Company’s process for determining the fair value of its Level 3 investments, including the Company’s valuation methods and selection of significant unobservable inputs.

•We tested the completeness and accuracy of management’s valuations, including evaluating the appropriateness of the Company’s valuation methodologies and the reasonableness of assumptions, and significant unobservable inputs.

•Valuation specialists, with specialized skill and knowledge, were involved in the assessment of the fair values for a sample of investments, including reviewing the valuation methodologies and significant unobservable inputs, assessing the assumptions utilized in developing the estimates, and evaluating the reasonableness of management’s conclusions in determining the valuations.

OUM & Co. LLP

San Francisco, California

August 9, 2021

We have served as the Company’s auditor since 2021.

REPORT OR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kyto Technology and Life Science, Inc.

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Kyto Technology and Life Science, Inc. (the Company) as of March 31, 2020, and the related statements of operations, changes in net assets, cash flows, and schedule of investment for the year ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year in the ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2011

/s/ RBSM LLP
Henderson, NV

June 30, 2020

Kyto Technology and Life Science, Inc.

Statements of Assets and Liabilities

	March 31,	March 31,
	2021	2020

ASSETS
Investments at fair value (cost of $5,686,545 and $2,726,545, respectively)	$6,821,407	$2,665,499
Cash	1,437,868	33,756
Receivables	-	500
Deferred fundraising expenses	169,891	-
Total Assets	$8,429,166	$2,699,755

LIABILITIES
Liabilities
Accounts payable and accrued liabilities	$193,141	$26,394
Accrued liabilities - related party	51,420	5,750
Common stock subscription liability	1,191,442	-
Total Liabilities	1,436,003	32,144

Commitments and Contingencies (Note 2)

Net Assets
Preferred stock authorized but not designated, $.01 par value
19,800,000 shares, none issued and outstanding as of
March 31, 2021 and March 31, 2020, respectively	-	-
Series A preferred convertible stock, $.01 par value, 4,200,000 shares designated, 4,200,000 issued and outstanding as of
March 31, 2021 and March 31, 2020, respectively	42,001	42,001
Series B preferred convertible stock, $0.01 par value, 6,000,000 shares designated, 3,628,906 and 812,500 issued and outstanding as of
March 31, 2021 and March 31, 2020, respectively	36,289	8,125
Common stock, $.01 par value, 40,000,000 shares
authorized, 9,983,082 and 5,836,832 issued and outstanding as of
March 31, 2021 and March 31 2020, respectively	99,831	58,368
Additional paid-in capital	39,772,228	35,943,369
Accumulated deficit	(32,957,186)	(33,384,252)

Total Net Assets	6,993,163	2,667,611

Total Liabilities and Net Assets	$8,429,166	$2,699,755

The accompanying notes are an integral part of these financial statements.

Kyto Technology and Life Science, Inc.

Statements of Operations

	For the years ended March 31,
	2021	2020
INVESTMENT INCOME
Interest and other income	$-	$14,150

Total investment income	-	14,150

EXPENSES
Banking and professional fees	225,378	47,826
Other operating expenses	543,464	678,677

Total expenses	768,842	726,503

Net investment loss	(768,842)	(712,353)

Net change in unrealized gain (loss) from investments	1,195,908	(61,046)

Net increase (decrease) in net assets resulting from operations	$427,066	$(773,399)

Basic
Net increase (decrease) in net assets resulting from operations per common share	$0.06	$(0.13)

Weighted average common shares outstanding	6,808,684	5,836,832

Fully diluted
Net increase (decrease) in net assets resulting from operations per common share	$0.02	$(0.13)

Weighted average common shares outstanding, if converted	21,847,107	5,836,832

The accompanying notes are an integral part of these financial statements.

Kyto Technology and Life Science, Inc.

Statements of Changes in Net Assets

	Preferred A Stock #	Preferred A Stock Amount	Preferred B Stock #	Preferred B Stock Amount	Common Stock #	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2019	2,612,500	$26,125	-	$-	5,836,832	$58,368	$34,090,092	$(32,610,853)	$1,563,732
Net decrease in net assets resulting from operations	-	-	-	-	-	-	-	(773,399)	(773,399)
Sale of Series A Preferred stock at $0.80 per share	1,587,500	15,876	-	-	-	-	1,254,125	-	1,270,001
Sale of Series B Preferred stock at $0.80 per share	-	-	812,500	8,125	-	-	591,875	-	600,000
Compensation expense on stock options	-	-			-	-	7,277	-	7,277

Balance, March 31, 2020	4,200,000	$42,001	812,500	$8,125	5,836,832	$58,368	$35,943,369	$(33,384,252)	$2,667,611
Net increase in net assets resulting from operations	-	-	-	-	-	-	-	427,066	427,066
Sale of Series B Preferred stock at $0.80 per share	-	-	2,816,406	28,164	-	-	2,274,336	-	2,302,500
Sale of common stock from exercise of warrants	-	-	-	-	3,905,000	39,050	1,522,950	-	1,562,000
Sale of common stock on exercise of options	-	-	-	-	241,250	2,413	7,799	-	10,212
Compensation expense on stock options	-	-	-	-	-	-	23,774	-	23,774

Balance, March 31, 2021	4,200,000	$42,001	3,628,906	$36,289	9,983,082	$99,831	$39,772,228	$(32,957,186)	$6,993,163

The accompanying notes are an integral part of these financial statements.

Kyto Technology and Life Science, Inc.

Statements of Cash Flows

	Years ended March 31,
	2021	2020

Operating activities:
Net increase (decrease) in net assets resulting from operations	$427,066	$(773,399)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities
Net change in unrealized (gain) loss on investments	(1,195,908)	61,046
Stock option compensation expenses	23,774	7,277
Increase / (decrease) in operating assets and liabilities
Other current assets	500	500
Deferred fundraising expenses	(169,891)	-
Accounts payable and accrued liabilities	166,747	4,694
Accrued liabilities to related parties	45,670	(1,500)
Stock subscription liability	1,191,442	-
Purchase of investments	(2,960,000)	(1,228,497)
Net cash used in operating activities	(2,470,600)	(1,929,879)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Sale of common stock from exercise of warrants and options	1,572,212	-
Sale of Series A Preferred stock	-	1,270,001
Sale of Series B Preferred stock	2,302,500	600,000
Net cash provided by financing activities	3,874,712	1,870,001

Net increase/(decrease) in cash	1,404,112	(59,878)
Cash, beginning of year	33,756	93,634

Cash, end of year	$1,437,868	$33,756

Supplemental cash flow information
Interest paid	$-	$-
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

Kyto Technology and Life Science, Inc.

Schedule of investments

As of March 31, 2021

Portfolio Company	Industry	Investment	Cost	Fair value	% of net assets (a)
Convertible loan investments – not readily marketable
Achelios Therapeutics Inc.	Life science	Convertible Note, 8% due, December 2021	$ 100,000	$ 121,173	1.7%
Achelios Therapeutics Inc.	Life science	Convertible Note, 8% due December 2021	25,000	29,033	0.4%
Achelios Therapeutics Inc.	Life science	Convertible Note, 8% due December 2021	50,000	54,581	0.8%
Avisi Technologies Inc	Life science	Convertible Note, 8% due July 2022	50,000	52,674	0.8%
Basepaws Inc	Life science	Convertible Note, 1% due April 2020	50,000	162,319	2.3%
Beam Semiconductor Inc	Technology	Convertible Note, 8% due April 2022	150,000	171,041	2.4%
Beam Semiconductor Inc	Technology	Convertible Note, 8% due March 2021	50,000	54,285	0.8%
Corinnova Inc	Life science	Convertible Note, 6% due December 2024	100,000	102,318	1.5%
Cyberdontics Inc	Life science	Convertible Note, 8% due September 2022	30,000	33,768	0.5%
Cyberdontics Inc	Life science	Convertible Note, 8% due February 2023	35,000	38,053	0.5%
Cyberdontics Inc	Life science	Convertible Note, 0% no due date	35,000	36,296	0.5%
Deep Blue Medical Advances Inc	Life science	Convertible Note, 6% due June 2022	50,000	50,863	0.7%
Every Key Inc	Technology	Convertible Note, 5% due December 2023	100,000	106,521	1.5%
Identical Inc	Life science	Convertible Note, 2% due May 2022	100,000	100,844	1.4%
INBay Technology Inc	Technology	Convertible Note, 12% due October 2020	50,000	59,721	0.9%
INBay Technology Inc	Technology	Convertible Note, 12% due July 2021	30,000	34,149	0.5%
INBay Technology Inc	Technology	Convertible Note, 12% due February 2022	50,000	56,641	0.8%
INBay Technology Inc	Technology	Convertible Note, 12% due December 2022	40,000	41,552	0.6%
Kiana Analytics Inc	Technology	Convertible Note, 3% December 2022	100,000	100,847	1.4%
Kitotech Medical Inc	Life science	Convertible Note, 6% due December 2020	100,000	243,133	3.5%
Kitotech Medical Inc	Life science	Convertible Note, 6% due November 2022	75,000	83,738	1.2%
Lifewave Biomedical Inc	Life science	Convertible Note, 6% due December 2020	30,000	32,831	0.5%
Lifewave Biomedical Inc	Life science	Convertible Note, 6% due December 2020	70,000	74,810	1.1%
Navaux Inc	Life science	Convertible Note, 6% due December 2023	60,000	61,036	0.9%
Neuro42 Inc.	Life science	Convertible Note, 8% due December 2023	50,000	50,559	0.7%
Octagon Therapeutics Inc	Life science	Convertible Note, 5% due June 2021	50,000	51,110	0.7%
Octagon Therapeutics Inc	Life science	Convertible Note, 5% due June 2021	50,000	50,966	0.7%
Perikinetics Inc	Life science	Convertible Note, 6% due May 2022	100,000	102,318	1.5%
Preview Medical Inc	Life science	Convertible Note, 7% due January 2023	100,000	101,918	1.5%
SageMedic Corp	Life science	Convertible Note, 8% April 2021 plus warrants	50,000	57,879	0.8%
SageMedic Corp	Life science	Convertible Note, 8% December 2022 plus warrants	75,000	77,088	1.1%
Sensing Electromagnetic Plus Corp	Technology	Convertible Note, Fully reserved	50,000	1	0.0%
Sensing Electromagnetic Plus Corp	Technology	Convertible Note, Fully reserved	11,048	1	0.0%
Valfix Medical Inc	Life science	Convertible Note, 8% December 2021	50,000	52,510	0.8%
Xpan Inc	Life science	Convertible Note, 8% due March 2022	50,000	54,296	0.8%
Xpan Inc	Life science	Convertible Note, 8% due June 2022	25,000	26,545	0.4%
Xpan Inc	Life science	Convertible Note, 8% due June 2022	25,000	26,540	0.4%
Total convertible loan investments – not readily marketable			$ 2,216,048	$ 2,553,954	36.5%

Continued on next page

The accompanying notes are an integral part of these financial statements.

Continued from previous page

Kyto Technology and Life Science, Inc.

Schedule of investments

As of March 31, 2021 - continued

Portfolio Company	Industry	Investment	Cost	Fair value	% of net assets (a)
Preferred investments – not readily marketable
Altis Biosystems	Life science	22,028 shares of Series Seed Preferred	$ 50,000	$ 50,000	0.7%
Astrocyte Pharmaceuticals Inc	Life science	260,756 shares of Series A Preferred	100,000	100,000	1.4%
Cnote Group, Inc	Fintech	84,655 shares of series Seed-2 Preferred (converted SAFE)	51,500	59,783	0.9%
Cnote Group, Inc	Fintech	93,807 shares of Series Seed-3 Preferred (converted note)	50,000	66,247	0.9%
Colabs Inc	Life science	147,058 shares of Series A-1 Preferred	50,000	50,000	0.7%
Connectus Services Ltd	Technology	31,348 shares of Series Seed Preferred	100,000	100,000	1.4%
Deep Blue Medical Advances Inc	Life science	10,474 shares of Series A Preferred	49,997	49,997	0.7%
Eumentis Thereapeutics Inc	Life science	85,009 shares of Series A Preferred	100,000	100,000	1.4%
FemtoDX Inc	Life science	42,436 shares of Series A Preferred	100,000	159,835	2.3%
i-Lumen Scientific Inc.	Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.7%
i-Lumen Scientific Inc.	Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.7%
Inhalon Biopharma Inc	Life science	18,843 shares of Series Seed Preferred	99,997	99,997	1.4%
Light Line Medical Inc	Life science	62,849 shares of Series Seed Preferred (converted note)	30,000	38,031	0.5%
Light Line Medical Inc	Life science	141,871 shares of Series Seed Preferred (converted note)	70,000	106,049	1.5%
Light Line Medical Inc	Life science	40,323 shares of Series Seed preferred	25,000	25,000	0.4%
Light Line Medical Inc	Life science	72,464 shares of Series A Preferred plus warants	50,000	50,000	0.7%
Lowell Therapeutics Inc	Life science	20,000 shares of Series A Preferred	50,000	50,000	0.7%
Lowell Therapeutics Inc	Life science	20,000 shares of Series A Preferred	50,000	50,000	0.7%
Micronic Technologies Inc	Technology	51,929 shares of Series Seed-1 Preferred plus warrants	100,000	100,000	1.4%
Neuroflow Inc	Life science	98,684 shares of Series Seed -2 Preferred	150,000	224,998	3.2%
Neuroflow Inc	Life science	20,429 shares of Series B Preferred	100,000	212,497	3.0%
New View Surgical, Inc.	Life science	53,825 shares of Series A-1 Preferred	75,000	75,000	1.1%
Otomagnetics Inc	Life science	16,538 shares of Series A-1 Preferred plus warrants	100,000	100,000	1.4%
Promaxo	Life science	104,248 shares of Series B-1 Preferred, (converted note)	250,000	531,738	7.6%
Seal Rock Therapeutics, Inc.	Life science	68,075 shares of Series Seed Preferred, (converted note)	78,000	80,329	1.1%
Shyft (FKA Crater Group Inc)	Technology	42,657 shares of Series A-1 Preferred	51,500	97,940	1.4%
Shyft (FKA Crater Group Inc)	Technology	28,147 shares of Series A Preferred (converted note)	50,000	64,626	0.9%
Shyft (FKA Crater Group Inc)	Technology	21,774 shares of Series A-1 Preferred (converted note)	50,000	50,000	0.7%
Trellis Bioscience LLC	Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.7%
Trellis Bioscience LLC	Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.7%
Trellis Bioscience LLC	Life science	100,000 shares of Series B Preferred plus warrants	100,000	100,000	1.4%
Valfix Medical Inc	Life science	27,217 shares of Series Seed Preferred	50,000	50,000	0.7%
Visgenx Inc	Life science	7,833 shares of Series Seed-1 Preferred (converted note)	30,000	46,352	0.7%
Visgenx Inc	Life science	4,132 shares of Series Seed Preferred (converted note)	25,000	25,648	0.4%
Visgenx Inc	Life science	2,480 shares of Series Seed Preferred (converted note)	15,003	15,392	0.2%
Total Preferred investments – not readily marketable			$ 2,450,998	$ 3,129,458	44.8%
BendaRX Corp - not readily marketable	Life science	12,500 Common shares	$ 100,000	$ 150,000	2.1%
BendaRX Corp - not readily marketable	Life science	12,500 Common shares	100,000	150,000	2.1%
Boardwalk Tech - marketable as traded security	Technology	150,000 Common shares	73,500	91,995	1.3%
Total common stock investments – not readily marketable			$ 273,500	$ 391,995	5.6%

Continued from previous page

Kyto Technology and Life Science, Inc.

Schedule of investments

As of March 31, 2021 - continued

Portfolio Company	Industry	Investment	Cost	Fair value	% of net assets (a)
SAFE investments – not readily marketable
Infinidome Ltd	Technology	SAFE	$ 50,000	$ 50,000	0.7%
Infinidome Ltd	Technology	SAFE	50,000	50,000	0.7%
Mitre Medical Corp	Life science	SAFE	75,000	75,000	1.1%
Mitre Medical Corp	Life science	SAFE	50,000	50,000	0.7%
Orion Biotechnology Inc.	Life science	SAFE	100,000	100,000	1.4%
Total SAFE investments – not readily marketable			$ 325,000	$ 325,000	4.6%

Other investments – not readily marketable
Enduralock LLC	Technology	34.1 Series A-1 Ownership Units	$ 30,000	$ 30,000	0.4%
Enduralock LLC	Technology	39.7 Series A-1 Ownership Units	35,000	35,000	0.5%
Exodos Life Sciences LP	Life science	Class A-1 Preferred Ownership Units	206,000	206,000	2.9%
Green Sun Medical LLC	Life science	2,193 Class A-1 Ownership units	50,000	50,000	0.7%
Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.4%
Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.4%
Riso Capital Fund I, LP	Technology	Ownership units	50,000	50,000	0.7%
Total other investments – not readily marketable			$ 421,000	$ 421,000	6.0%

Total investments			$ 5,686,546	$ 6,821,407	97.5%

(a) based on total net assets of	$ 6,993,163

The accompanying notes are an integral part of these financial statements.

Kyto Technology and Life Science, Inc.

Schedule of investments

As of March 31, 2020

Portfolio Company	Industry	Investment and approximate ownership	Cost	Fair value	Percentage of net assets (a)
Convertible Loan Investment – Not readily marketable
Seal Rock Therapeutics, Inc.	Life Science	Convertible note, 5%, no fixed term	$ 78,000	$ 78,000	2.9%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	100,000	100,000	3.7%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 6%, due August 29, 2020	50,000	1	0.0%
INBay Technology Inc	Technology	Convertible note, 24%, due October 26, 2020	50,000	50,000	1.9%
Basepaws Inc	Technology	Convertible note, 1%, due April 30, 2020	50,000	50,000	1.9%
Kitotech Medical Inc	Life Science	Convertible note, 6%, due December 19, 2020	100,000	100,000	3.7%
Sensing Electromagnetic Plus corp	Technology	Convertible note, 5%, due January 24, 2021	11,048	1	0.0%
Cnote Group, Inc	Fintech	Convertible note, 4%, due December 18, 2020	50,000	50,000	1.9%
Promaxo, Inc.	Life Science	Convertible note, 8%, due September 1, 2020	250,000	250,000	9.4%
Shyft (FKA Crater Group Inc)	Technology	Convertible note, 8%, due March 18, 2020	50,000	50,000	1.9%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	25,000	25,000	0.9%
SageMedic Corp	Life Science	Convertible note, 8%, due April 12, 2021	50,000	50,000	1.9%
Beam Semiconductor Inc	Technology	Convertible note, 8%, due June 30, 2020	150,000	150,000	5.6%
INBay Technology Inc	Technology	Convertible note, 12%, due July 9, 2021	30,000	30,000	1.1%
Lifewave Biomedical Inc	Life Science	Convertible note, 6%, due December 31, 2020	30,000	30,000	1.1%
Cyberdontics Inc	Life Science	Convertible note, 8%, due September 4, 2022	30,000	30,000	1.1%
Light Line Medical Inc	Life Science	Convertible note, 8%, due September 9, 2021	30,000	30,000	1.1%
Visgenx Inc	Life Science	Convertible note, 6%, due December 31, 2020	30,000	30,000	1.1%
Every Key Inc	Technology	Convertible note, 5%, due December 11, 2023	100,000	100,000	3.7%
Achelios Therapeutics Inc.	Life Science	Convertible note, 8%, due December 31, 2021	50,000	50,000	1.9%
Lifewave Biomedical Inc	Life Science	Convertible note, 6%, due December 31, 2020	70,000	70,000	2.6%
Light Line Medical Inc	Life Science	Convertible note, 8%, due February 10, 2022	70,000	70,000	2.6%
INBay Technology Inc	Technology	Convertible note, 12%, due February 21, 2022	50,000	50,000	1.9%
Cyberdontics Inc	Life Science	Convertible note, 8%, due February 27, 2023	35,000	35,000	1.3%
Xpan Inc	Life Science	Convertible note, 8%, due March 4, 2022	50,000	50,000	1.9%
Beam Semiconductor Inc	Technology	Convertible note, 8%, due March 5, 2021	50,000	50,000	1.9%
Total Convertible Loan Investment – Not readily marketable			$ 1,639,048	$ 1,578,002	59.2%

Preferred Stock Investment – Not readily marketable

Shyft (FKA Crater Group Inc)	Technology	3.4 % ownership	$ 51,500	$ 51,500	1.9%
Colabs Inc	Life Science	5.0 % ownership	50,000	50,000	1.9%
Neuroflow Inc	Life Science	7.5 % ownership	150,000	150,000	5.6%
FemtoDX Inc	Life Science	42,436 series A preferred stock - 5.0 % ownership	100,000	100,000	3.7%
Deep Blue Medical Advances Inc	Life Science	10,431 series A preferred stock - 1.0 % ownership	49,997	49,997	1.9%
Otomagnetics Inc	Life Science	3.3 % ownership	100,000	100,000	3.7%
Trellis Bioscience LLC	Life Science	0.5 % ownership	50,000	50,000	1.9%
Valfix Medical Inc	Life Science	2.9 % ownership	50,000	50,000	1.9%
Trellis Bioscience LLC	Life Science	0.5 % ownership	50,000	50,000	1.9%
Total Preferred Stock Investment – Not readily marketable			$ 651,497	$ 651,497	24.4%

Common Stock Investment – Not readily marketable
Boardwalk Tech	Technology	150,000 units of common stock and warrant - 4.9 % ownership	$ 73,500	$ 73,500	2.8%
Total Common Stock Investment – Not readily marketable			$ 73,500	$ 73,500	2.8%

SAFE Investment – Not readily marketable
Cnote Group, Inc	Fintech	4.3 % ownership	$ 51,500	$ 51,500	1.9%
Mitre Medical Corp	Life Science	0.6 % ownership	75,000	75,000	2.8%
Total SAFE Investment – Not readily marketable			$ 126,500	$ 126,500	4.7%

Other Investment – Not readily marketable
Exodos Life Sciences LP	Life Science	General Partnership Class A-1 Unit - 1.5 % ownership	$ 206,000	$ 206,000	7.7%
Enduralock LLC	Technology	Unit of LLC - 1.5 % ownership	30,000	30,000	1.1%
Total Other Investment – Not readily marketable			$ 236,000	$ 236,000	8.8%

Total investments			$ 2,726,545	$ 2,665,499	99.9%

(a) Percentages are based on net assets of $2,667,611 as of March 31, 2020

The accompanying notes are an inegral part of these financial statements.
Net assets	$ 2,667,611

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NATURE OF BUSINESS

Kyto Technology and Life Science, Inc. (the “Company”) was formed as a Florida corporation on March 5, 1999 under the name of B Twelve, Inc.. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc. In July 2019, the Company was re-incorporated as a Delaware company. The Company operates virtually, from public locations or the homes of its officers, and does not currently lease any office space.

The Company was originally formed to acquire and develop proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been evaluating a number of strategies. In April 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, sophisticated early stage investors and successful entrepreneurs with experience across a number of technology and life science products and markets, and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early-stage investing, the Company works with angel investment groups and other sophisticated investors and participates only after these groups have completed due diligence and committed to invest, in effect becoming lead investors. The Company then completes its own due diligence and invests under identical terms as the lead investors. The Company will do follow-on investments in existing portfolio companies, assuming adequate progress, when portfolio companies initiate new financing rounds. The Company currently does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the companies in which it invests. The Company plans to generate revenue from realised gains from the sale of the businesses in which it has invested, or some or all of its shareholdings in those cases where portfolio companies go public. Generally, it is expected that investments will be realised from an exit within a period of four years following initial investment. Such exits or liquidity events are outside the Company’s control and depend on merger and acquisition (“M&A”) transactions or an initial public offering (“IPO”) which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. Other than making its initial and, potentially, follow-on investments in its portfolio companies, the Company does not provide any financial support to any of its investees.

The Company has one regular employee – the CEO. Prior to December 31, 2020, the chief executive officer, Paul Russo, of Kyto Technology and Life Science, Inc. was acting as a consultant to the Company and did not receive contractual compensation for his services in the form of cash. For the year ended March 31, 2021 he was granted 215,000 stock options, and an ex-gratia bonus of $210,000. As of January 1, 2021, Mr. Russo was engaged as an employee of the Company at a salary of $400,000 per annum of which 60% is paid monthly, and the balance deferred to be paid once the Company lists and starts trading on the Nasdaq exchange. The full terms of Mr. Russo’s employment are described in an engagement letter filed on Form 8K on February 1, 2021, incorporated by reference herein, which was approved by the Compensation committee of the Board of Directors on that date.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside the Company’s control and depend on M&A transactions or IPOs which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. Stay at home orders and general economic uncertainties arising out of the current Covid-19 epidemic have created additional delays and uncertainty. To date there has been no disruption to the Company’s business operations, although some of its portfolio investment companies report delays in their programs.

At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance contained therein. Accordingly, a new company, Kyto Investments, Inc. ( “KI”) was incorporated in Delaware in December 2020 in preparation for a restructuring and an N-2 Registration Statement filed in March 2021 for review by the SEC. KI is an internally managed, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Immediately upon effectiveness of this N-2 Registration Statement, the Company will merge with KI, and the Company will be the surviving entity. As of the completion of the merger, the Company will constitute a “successor issuer” for the purposes of Rule 414 under the Securities Act and may continue the current offering by filing post-effective amendments to the Registration Statements.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As a BDC, the Company will be required to comply with certain regulatory requirements. The Company also intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company is required to comply with additional regulatory requirements. The Company has prepared and submitted sequentially two N-2 Registration Statements to the SEC for review but has not yet received final approval of its registration as of the filing date of this report.

(B) LIQUIDITY

The Company made 47 investments in the year ended on March 31, 2021. These consisted of 23 investments in new portfolio companies totaling $1,784,997 and 24 follow-on investments into existing portfolio companies totalling $1,175,003.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have experienced recurring negative cash flows from operations resulting in a deficit of $33.0 million accumulated from inception through March 31, 2021.

As of the date of this filing, the Company had approximately $400,000 of cash to cover its operating expenses and new investment requirements, and is continuing its efforts to raise additional funding on a recurring monthly basis. If successful, it will have sufficient funding for further investments and ongoing operations. However, there is no assurance that the Company will be able to raise sufficient cash to cover its requirements on attractive terms, if at all, and whether it will be able to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to continue raising funds to cover operating expenses and to continue new portfolio and follow-on investments in existing portfolio companies on an ongoing basis as it continues efforts to become effective as a “40 Act” investment company. Once effective, the Company plans to engage an investment banker and list on the NASDAQ exchange. To continue to fund operations and purchase additional investments, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or other means. However, there is no assurance that the Company will be able to raise sufficient cash to cover its requirements on attractive terms, if at all, and whether it will be able to continue as a going concern.

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

The financial information associated with the March 31, 2021 and 2020 financial statements, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(D) REVENUE RECOGNITION

The Company generates increases or decreases in its net assets from the sale of complete or partial investments following a mergers or acquisitions (“M&A”) transaction or restructuring or from the revaluation of portfolio company investments to recognize changes in their value, either upwards or downwards. As a minority, early-stage investor, the Company does not have the ability to manage the timing or acceptance of liquidity events that will realize its investments, nor the ability to predict when they may happen, although as a general guideline, it would expect such events to occur approximately four years after its investments are made. The Company will record the changes in value from investment activities upon completion of sale and receipt of net proceeds, after deducting related transaction expenses as realized gains or losses. Realized gains or losses on the sale of investments, or upon the determination that an investment balance, or portion thereof, is not recoverable, are calculated using the specific identification method. The Company measures realized gains or losses by calculating the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment. Net change in unrealized appreciation or depreciation reflects the change in the fair values of the Company’s portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The Company is in regular contact with the management of its portfolio investment companies to provide a basis for valuation changes or impairment reviews. The Company does not expect to receive interest and principal repayments on its convertible notes and generally expects these notes to convert into equity securities upon completion of qualified subsequent financings. Accrued interest is then recorded as an adjustment to fair value.

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

(F) USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates during the fiscal year ended March 31, 2021 and 2020 include the valuation of investments, stock options and warrants.

(G) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at March 31, 2021 and 2020, respectively.

(H) CONCENTRATIONS

The Company maintains its cash in bank checking and deposit accounts, which, at times, may exceed federally insured limits. As of March 31, 2021 and March 31, 2020, the Company had $1,187,868 and $0 deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2021 and 2020, respectively.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(I) STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation” requires generally that all equity awards granted to employees and consultants be accounted for at “fair value.” This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model. The Company granted 1,505,500 options to consultants and advisors during the year ended March 31, 2021, and 1,370,000 options to consultants and advisors during the year ended March 31, 2020. There were no grants to employees in either period.

(J) EARNINGS (LOSS) PER COMMON SHARE

Basic net change in net assets resulting from operations per common share is computed using the weighted-average number of shares outstanding for the period presented. Diluted net change in net assets resulting from operations per common shares is computed by dividing net increase (decrease) in net assets resulting from operations for the period adjusted to include the pre-tax effects of interest incurred on potentially dilutive securities, by the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. The Company used the if-converted method in accordance with FASB ASC 260, Earnings per Share (“ASC 260”) to determine the number of potentially dilutive share outstanding.

(K) INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

The Company reviews the performance of the underlying investments based on available information, including management reports, press releases, web site announcements and progress reports, third party equity updates, management interviews and, where accessible, financial reports, to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. The Company recognized impairment of one of its investments which was written down by $61,046 in September, 2019. The Company has not experienced any impairment write-downs in any prior or subsequent periods.

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

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumption may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparable, the principal market and enterprise values, environmental factors, among other factors.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions. Most of our investments fall into this category.

(L) BASIS OF ACCOUNTING AND RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Company adopted Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946). In accordance with this specialized accounting guidance, the Company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the Company does not apply consolidation or equity method of accounting to its investments.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

(M) DEFERRED FUNDRAISING EXPENSES

Since April 2019, the Company has conducted a series of sales of common and preferred stock to fund its ongoing investment program and cost of operations. Typically, it expects that this plan, from start to finish, may take from six to nine months and in order to match the cost and benefits of this process. The Company adopted a policy of capitalizing direct expenses incurred in the course of fund raising with the intention of netting accumulated expenses against proceeds from sale of equity, and reporting the net funds raised at the close. Direct expenses include legal fees, investor relations fees, investor roadshows and meeting expenses, and related filing and printing fees. At March 31, 2021, the Company had deferred $169,891 of such expenses, relating to the preparation and filing of an N-2 Registration Statement.

(N) RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. As of March 31, 2020 the Company treated all of its investment portfolio as Level 3 assets in determining the fair value of its investments. In reviewing the portfolio as of March 31, 2021 it was determined that one of the investments consisted of shares of common stock, tradable on the Toronto venture exchange, and, accordingly an investment of $73,500 was reclassified from Level 3 to Level 1. This reclassification represented 3% of net assets as of March 31, 2020, and did not affect results of operations, net assets or any debt or equity covenants and was considered immaterial.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In the financial statements for the year ended March 31, 2020, cash spent on the purchase of investments was recorded under the heading Cash used in investing activities in the Statement of Cash Flows. In the current year, cash spent on the purchase of investments is shown as Cash used in operating activities.

(O) COMMON STOCK SUBSCRIPTION LIABILITY

The treatment of consideration received under a stock subscription prior to the issuance of shares depends on the subscription agreement. If the Company is obligated to refund consideration received in the event that a subscription is canceled, amounts received are recorded as a liability until the underlying shares are actually issued.

(P) SECURITIES TRANSACTION

Securities transactions are accounted for on the date when the transactions for the purchase or sales of the securities is entered into by the Company (i.e. trade date).

NOTE 2 COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies.

NOTE 3 RELATED PARTY TRANSACTIONS

During the years ended March 31, 2021 and March 31, 2020, the Company paid consulting fees of $63,000 and $60,000 and discretionary bonuses of $235,000 and $218,000, respectively, to officers of the Company.

At March 31, 2021 the Company had accrued and owed $46,420 accrued compensation and travel expenses to Mr. Russo and $5,000 accrued consulting fees to Mr. Westbrook, respectively. At March 31, 2020 the Company had accrued and owed $750 accrued travel expenses to Mr. Russo and $5,000 accrued consulting fees to Mr. Westbrook, respectively.

NOTE 4 EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Diluted net loss per share is not reported where the diluted earnings per share would be anti-dilutive. The following reconciles share amounts reported in the financial statements for the years ended:

If Converted method
Number of shares used in calculating fully- diluted EPS
	Year ended March 31, 2021	Year ended March 31, 2020
Common Stock issued	6,808,684	5,836,832
Common stock subscribed not issued	2,978,600	-
Series A preferred stock	4,200,000	3,805,449	*
Series B preferred stock	3,628,906	95,753	*
Options	2,634,250	435,635	*
Warrants	1,596,667	3,805,449	*

Total used in calculating fully-diluted EPS	21,847,107	5,836,832

* These shares excluded from the calculation of fully-diluted EPS as the result would be anti-dilutive.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 5 INVESTMENTS

The following table summarizes the Company’s investment portfolio at March 31, 2021 and 2020.

	March 31, 2021		March 31, 2020
Number of portfolio companies	51		28
Fair value	$6,821,407		$2,665,499
Cost	5,686,545		2,726,545

% of portfolio at fair value
Convertible notes	2,553,954	37%	1,578,002	59%
Preferrred stock	3,129,458	46%	651,497	24%
Common stock	391,995	6%	73,500	3%
SAFE	325,000	5%	126,500	5%
Other ownership units	421,000	6%	236,000	9%
Total	6,821,407	100%	$2,665,499	100%

Our investment portfolio represents approximately 97.5% of our net assets at March 31, 2021 and 99.9% at March 31, 2020. Investments in early stage start-up private operating entities, are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including actual and projected results and independent third party valuation estimates. These investments are typically designated as Level 3 assets.

The majority of our investments are made in the United States and Canada, with additional investments made in Israel and the rest of the world.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 5 INVESTMENTS (CONTINUED)

Investment Valuation Inputs

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2021 and March 31, 2020 are as follows:

		As of March 31, 2021
	Quoted prices in active markets for identical securities	Significant other observable inputs	Significant other inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Convertible notes	$-	$-	$2,553,954	$2,553,954
Preferred stock	-	-	3,129,458	3,129,458
Common stock	-	-	300,000	300,000
SAFEs	-	-	325,000	325,000
Other ownership interests	-	-	421,000	421,000
	-	-	6,729,412	6,729,412
Public Portfolio Companies
Common stock	91,995	-	-	91,995

Total Investments at Fair value	$91,995	$-	$6,729,412	$6,821,407

		As of March 31, 2020
Description	Level 1	Level 2	Level 3	Total
March 31, 2020
Investments at Fair Value
Private Portfolio Companies
Convertible notes	$-	$-	$1,578,002	$1,578,002
Preferred stock	-	-	651,497	651,497
SAFEs	-	-	126,500	126,500
Other ownership interests	-	-	236,000	236,000
	-	-	2,591,999	2,591,999

Public Portfolio Companies
Common stock	73,500	-	-	73,500

Total Investments at Fair value	$73,500	$-	$2,591,999	$2,665,499

As of March 31, 2021 and March 31, 2020, all our investments were treated as Level 3 with the exception of one which was invested in common stock of a public company and treated as Level 1.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 5 INVESTMENTS (CONTINUED)

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Management, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of March 31, 2021 and March 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not meant to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements as of March 31, 2021 and March 31, 2020. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the materiality of the investment.

	As of March 31, 2021
	Fair Value	Valuation Approach/ Technique	Unobservable Inputs	Range/ Weighted Average

Convertible notes	$ 2,553,954	Market approach	Precedent and follow-on transactions	N/A
Preferred stock in private companies	3,129,458	Market approach	Precedent and follow-on transactions	N/A
Common stock in private companies	300,000	Market approach	Precedent and follow-on transactions	N/A
Common stock in public companies	91,995	Quoted security	Current stock price	N/A
SAFE	325,000	Market approach	Precedent and follow-on transactions	N/A
Other investments	421,000	Market approach	Precedent and follow-on transactions	N/A
Total Investments	$ 6,821,407

	As of March 31, 2020
Asset	Fair Value	Valuation Approach/ Technique	Unobservable Inputs	Range/ Weighted Average

Convertible notes	$ 1,578,002	Market approach	Precedent and follow-on transactions	N/A
Preferred stock in private companies	651,497	Market approach	Precedent and follow-on transactions	N/A
Common stock in public companies	73,500	Quoted security	Current stock price	N/A
SAFE	126,500	Market approach	Precedent and follow-on transactions	N/A
Other investments	236,000	Market approach	Precedent and follow-on transactions	N/A
Total Investments	$ 2,665,499

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 5 INVESTMENTS (CONTINUED)

	America	Canada	Rest of World	Total
Fair value beginning of year March 31, 2020	$2,170,499	$245,000	$250,000	$2,665,499
New investments	2,235,000	525,000	200,000	2,960,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	1,030,512	137,560	27,836	1,195,908
Fair value end of year March 31, 2021	$5,486,011	$907,560	$427,836	$6,821,407

	America	Canada	Rest of World	Total
	$1,448,048	$50,000	$-	$1,498,048
Fair value beginning of year March 31, 2019	783,497	195,000	250,000	1,228,497
New investments	-	-	-	-
Proceeds from sale of investments	-	-	-	-
Realized gains	(61,046)	-	-	(61,046)
Change in value of investments	$2,170,499	$245,000	$250,000	$2,665,499

	Fintech	Technology	Life science	Total
Fair value beginning of year March 31, 2020	$101,500	$685,002	$1,878,997	$2,665,499
New investments	-	575,000	2,385,000	2,960,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	24,530	134,316	1,037,062	1,195,908
Fair value end of year March 31, 2021	$126,030	$1,394,318	$5,301,059	$6,821,407

	Fintech	Technology	Life science	Total
Fair value beginning of year March 31, 2019	$101,500	$262,548	$1,134,000	$1,498,048
New investments	-	483,500	744,997	1,228,497
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	-	(61,046)	-	(61,046)
Fair value end of year March 31, 2020	$101,500	$685,002	$1,878,997	$2,665,499

We invest in early stage private companies developing products or solutions in the fields of fintech, technology and life sciences. Typically we are investing in interest bearing notes that may be convertible into equity securities upon the completion of qualified subsequent financings, preferred stock, SAFEs or other forms of ownership. Typically notes carry a two year term, and are then rolled over for additional periods if no other maturity triggers have been achieved. If a convertible note investment were to become impaired we would reverse the accrued interest and adjust the valuation to reflect management’s assessment of fair value. If a convertible note investment exceeds its maturity date we would request the portfolio company to document an extension, as well as considering whether the overdue note, along with all other available performance data and management reviews lead us to consider whether there should be an adjustment in fair value to reflect impairment of the investment.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 5 INVESTMENTS (CONTINUED)

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total
Fair value beginning of year March 31, 2020	$1,578,002	$651,497	$73,500	$126,500	$236,000	$2,665,499
Conversions into preferred stock	(558,000)	609,500	-	(51,500)	-	-
New investments	1,135,000	1,190,000	200,000	250,000	185,000	2,960,000
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Change in value of investments	398,952	678,461	118,495	-	-	1,195,908
Fair value end of year March 31, 2021	$2,553,954	$3,129,458	$391,995	$325,000	$421,000	$6,821,407

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total
Fair value beginning of year March 31, 2019	$764,048	$401,500	$73,500	$-	$206,000	$1,445,048
New investments	875,000	249,997	-	126,500	30,000	1,281,497
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Change in value of investments	(61,046)	-	-	-	-	(61,046)
Fair value end of year March 31, 2020	$1,578,002	$651,497	$73,500	$126,500	$236,000	$2,665,499

NOTE 6 INCOME TAXES

Deferred income taxes result from the tax effect of transactions that are recognized in different periods for financial statement and income tax reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	For the years ended March 31
	2021	2020
Net operating loss carryforwards	$6,647,382	$5,824,727
Investements	(329,109)	-
Gross deferred tax assets	6,318,273	5,824,727
Valuation allowance	(6,318,273)	(5,824,727)
Deferred tax asset, net of valuation allowance	$-	$-

The valuation allowance increased by $493,546 for the year ended March 31, 2021 and decreased by $709,677 for the year ended March 31, 2020.

For the years ended March 31, 2021 and 2020, the Company recorded income tax provision related to state minimum taxes due. A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follow:

	March 31,
	2021	2020
Tax benefit at federal statutory rate	21.0%	(21.0)%
State income taxes, net of federal benefit	0.2%	(8.0)%
True up	(136.8)%	0.0%
Change in valuation allowance	115.6%	29.0%
Effective income tax rate	0.0%	0.0%

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 6 INCOME TAXES (CONTINUED)

At March 31, 2021, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $31.2 million and $1.5 million, respectively, which begin to expire in 2021 and 2039, respectively.

The Tax Cuts and Jobs Act also introduces a limitation on the amount of NOLs that a corporation may deduct in a single tax year under section 172(a) equal to the lesser of the available NOL carryover or 80 percent of a taxpayer’s pre-NOL deduction taxable income (the “80-percent limitation”). This limitation applies only to losses arising in tax years that begin after December 31, 2017 based upon section 172(e)(1) of the amended statute. At March 31, 2021, the Company has approximately $1.7 million of federal NOLs which do not expire but are subject to the 80% limitation.

The Company had no income tax provision for the years ended March 31, 2021 and 2020 because the Company had net operating losses for both federal and state tax purposes. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382/383, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the annual limitation or eliminate them entirely. An ownership change pursuant to Section 382/383 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited or eliminate them entirely.

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

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these provisions and has no unrecognized tax benefit as of March 31, 2021 and 2020. Our policy is to recognize interest and penalties related to income taxes as income tax expense. No amount of interest or penalties were recognized in the Company’s financial statements for 2021 and 2020. The Company is not currently under examination by income tax authorities in federal, state, or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax position. The Company files income tax returns in the federal and California state jurisdictions. The Company’s tax years will remain open for examination by federal and California authorities for three and four years, respectively, from the date of utilization of any net operating losses. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities and is not aware of any uncertain tax positions.

NOTE 7 EQUITY

PREFERRED STOCK

(A) SERIES A PREFERRED

As of March 31, 2021, the Company has outstanding 4,200,000 shares of Series A Preferred Stock (“Series A”) designated at a par value of $0.01 per share. The Series A were sold in a private placement to accredited investors as Stock Units (“Units”) consisting of one share of Series A Preferred Stock and one warrant to purchase a share of Common Stock at $0.80 per share. The Series A will be converted into shares of Common Stock upon listing of the Company on Nasdaq or NYSE. In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of shares of Common Stock a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). All share issuances and obligations are recognized on the books and stock register.

On March 2, 2021, in preparation for an intended future public offering (“IPO”), the Company made an offer to all its preferred shareholders to protect them against the possibility that the IPO price might be less than their preferred stock price. Accordingly, the Series A preferred stock was sub-designated into Series A, Series A-1 and Series A-2 and shareholders were granted an opportunity to purchase shares of Common Stock at $0.40 per share. If shareholders purchased at least $6,000 of Common Stock, their Series A Preferred Stock converted into Series A-1 which is guaranteed to convert into shares of Common Stock at the same price as the IPO price, and if shareholders purchase a pro-rated amount of Common Stock their Series A Preferred Stock converts into Series A-2 Preferred Stock which converts into shares of Common Stock at a discount of 10% to the IPO price.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 7 EQUITY (CONTINUED)

(B) SERIES B PREFERRED

There are also 6,000,000 shares of Series B Preferred Stock (“Series B”) designated at a par value of $0.01 per share. The Series B can be converted into shares of Common Stock upon listing of the Company on Nasdaq. In the event of any liquidation or winding up of the Company, the holders of the Series B shall be entitled to receive in preference to the holders of Common Shares and Series A, a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). The holders of Class B Preferred Stock shall be entitled to receive out of any funds of the Corporation at a time legally available for the declaration of dividends, dividends at a cumulative rate of 10% under such terms and conditions as the Board shall prescribe, provided, however, that in the event dividends shall be declared, dividends on issued and outstanding Class B Preferred Stock shall be payable before any dividends shall be declared or paid upon or set apart for the Common Stock. At March 31, 2021, the Company had sold 3,628,906 shares of Series B Preferred (“Series B”) for proceeds of $2,902,500.

On March 2, 2021, in preparation for an intended future IPO, the Company made an offer to all its preferred shareholders to protect them against the possibility that the IPO price might be less than their preferred stock price. Accordingly the Series B Preferred Stock was sub-designated into Series B, Series B-1 and Series B-2 and shareholders were granted an opportunity to purchase shares of Common Stock at $0.40 per share. If shareholders purchased at least $6,000 of common stock, their Series B Preferred Stock converted into Series B-1 which is guaranteed to convert into shares of Common Stock at the same price as the IPO price, and if shareholders purchase a pro-rated amount of common stock their Series B Preferred Stock converts into Series B-2 Preferred Stock which converts into shares of Common Stock at a discount of 10% to the IPO price.

(C) COMMON STOCK

The Company has authorized 40,000,000 shares of common stock at a par value of $0.01 per share. As of March 31, 2021, and March 31, 2020 there were 9,983,082 and 5,836,832 shares of the Company’s common stock issued and outstanding, respectively. During the course of the year the Company issued the following Common shares.

# of Common shares
March 31, 2020	5,836,832
Exercise of warrants	3,905,000
Exercise of options	241,250
March 31, 2021	9,983,082

During the year ended March 31, 2021, the Company offered preferred shareholders an opportunity to adjust the conversion price of their Preferred Stock such that the price would be equal to or better than the price offered for shares of Common Stock in a future IPO, depending on the number of common shares subscribed as described in sections A and B above. A total of 2,978,611 shares of Common Stock were subscribed under this program for a total consideration of $1,191,442 which was accrued as stock subscription liability at March 31, 2021, pending final closing of the round which occurred in April 2021 (see Note 9).

(D) STOCK OPTIONS

In March 2019, the majority of the shareholders of the Company approved the introduction of the Kyto Technology and Life Science 2019 Stock Option and Incentive Plan (“Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors.

In December 2020, the majority of the shareholders of the Company approved the introduction of the Kyto Technology and Life Science 2020 Stock Option and Incentive Plan (“Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors.

During the years ended March 31, 2021 and March 31, 2020, the Company issued, respectively, a total of 1,505,500 and 1,370,000 non-qualified stock options to consultants, directors and advisors vesting over terms from immediate through two years. The Company had one employee for the last three months of the year ended March 31, 2021.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 7 EQUITY (CONTINUED)

	Number of options granted	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2019	-	$-	-
Granted	1,370,000	$0.03	2.00
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding March 31, 2020	1,370,000	$0.03	1.40
Granted	1,505,500	$0.06	1.42
Exercised	(241,250)	$0.04	-
Cancelled	-	$-	-
Outstanding March 31, 2021	2,634,250	$0.05	0.90

Exercisable March 31, 2021	1,505,853	$0.04	0.51

In connection with the grant of stock options the Company recognises the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations. The assumptions used for options granted in the years ended March 31, 2021 and 2020 were as follows:

	March 31, 2021	March 31, 2020
Stock Price at grant date	$$0.033 - $ 0.078	$0.033
Exercise Price	$$0.033 - $ 0.078	$0.033
Term in Years	0 - 2.00	2.32
Volatility assumed	71% - 196%	71%
Annual dividend rate	0.0%	0.0%
Risk free discount rate	0.12% - 2.0%	2.00%

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted. During the year ended March 31, 2021 and March 31, 2020, the Company amortised $23,774 and $7,277, respectively, as option expense.

(E) WARRANTS

In conjunction with the sale of Series A Preferred stock Units, the Company issued 4,200,000 warrants to purchase common stock at a price of $1.20 per share for a period of three years. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility.

On October 1, 2020, the Company approved a limited 30 day term offer to Series A shareholders under which Series A warrants could be exercised at $0.40 per share instead of $1.20, and each warrant would convert to 1.5 shares of common stock. As a result of this offer, 2,603,333 warrants were exercised for the purchase of 3,905,000 shares of Common Stock, resulting in net proceeds of $1,562,000.

KYTO TECHNOLOGY AND LIFE SCIENCE, INC.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2021

NOTE 7 EQUITY (CONTINUED)

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2019	2,612,500	$1.20	2.4
Granted	1,587,500	1.20	3.0
Exercised	-	-	-
Cancelled	-	-	-
Outstanding March 31, 2020	4,200,000	$1.20	2.9
Granted	-	-	-
Exercised	(2,603,333)	0.60	-
Cancelled	-	-	-
Outstanding March 31, 2021	1,596,667	$1.20	1.4

Exercisable March 31, 2021	1,596,667	$1.20	1.4

The Series A Preferred stock and warrants were sold as a combined investment unit at a fixed price of $0.80 per unit. The Company did not bifurcate the value of Series A Preferred and warrants as the fair value of the warrant was determined to be de minimis.. At March 31, 2021, and March 31, 2020 the fair value of the warrants was de minimis.

NOTE 8 FINANCIAL HIGHLIGHTS

Per share data (a)
	March 31, 2021	March 31, 2020
Net asset value	$1.03	$0.46
Net increase (decrease) in net assets	$0.06	$(0.13)
Net unrealized gain (loss) on investments	$0.18	$(0.01)

Ratios and Supplemental Data
Net assets, end of period	$6,993,163	$2,667,611

Weighted average common shares outstanding, end of period	6,808,684	5,836,832

Total operating expenses/net assets	11.0%	29.5%

Net increase (decrease) in net assets	6.1%	-29.0%

Total return	1.2%	-2.2%

(a) Per share data is based on the number of common shares outstanding at the end of the period.

NOTE 9 SUBSEQUENT EVENTS

Since March 31, 2021, the Company has raised $870,875 from the sale of 1,088,594 shares of Series B Preferred stock through private placements.

Since March 31, 2021, upon the closing of the Series A and Series B Preferred stock amendment offering, the Company has converted $1,191,442 of stock subscription liability into shares of common stock, and raised $122,876 from additional sales of common stock.

Since March 31, 2021, the Company has invested $1,490,600 in nineteen additional investment opportunities.