Form 10-Q/A
period 2020-12-31
Kyto Technology & Life Science, Inc.
filed 2021-08-11
CIK 1164888

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

9,801,832

Common Shares - $.01 Par Value - as of February 12, 2021

EXPLANATORY NOTE

The sole purpose of this Amendment #1 to Quarterly Report on Form 10-Q ("Form 10-Q") for the period ended December 31, 2020, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Date: February 19, 2021

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer

Date: February 19, 2021