Form 10-K/A
period 2021-03-31
Kyto Technology & Life Science, Inc.
filed 2021-08-12
CIK 1164888

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

EXPLANATORY NOTE

The sole purpose of this Amendment # 1 to Annual Report on Form 10-K ("Form 10-K") for the period ended March 31,2021, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

DATE: August 11, 2021

	By:	/ s/ Simon Westbrook
	Name:	Simon Westbrook
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Russo	Chief Executive Officer	August 11, 2021

/s/ Georges Benarroch	Director	August 11, 2021

/s/ Simon Westbrook	Chief Financial Officer	August 11, 2021