Form 10-Q
period 2021-06-30
Kyto Technology & Life Science, Inc.
filed 2021-10-01
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit such files). ☐Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

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

13,287,621 Common Shares - $.01 Par Value - as of September 28, 2021

KYTO Technology and Life Science, Inc.

For the quarterly period ended June 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kyto Technology and Life Science, Inc.

Condensed Statements of Assets and Liabilities

	June 30,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Investments at fair value (cost of $6,952,145 and $5,686,545, respectively)	$8,140,007	$6,821,407
Cash	481,506	1,437,868
Deferred offering costs	170,889	169,891
Total Assets	$8,792,402	$8,429,166

LIABILITIES

Liabilities
Accounts payable and accrued liabilities	$182,951	$193,141
Accrued liabilities - related parties	72,205	51,420
Common stock subscription liability	-	1,191,442
Total Liabilities	255,156	1,436,003

Commitments and Contingencies (Note 3)

Net Assets
Preferred stock authorized but not designated, $.01 par value 19,800,000 shares, none issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	-	-
Series A preferred convertible stock, $.01 par value, 4,200,000 shares designated, 4,200,000 issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	42,001	42,001
Series B preferred convertible stock, $0.01 par value, 6,000,000 shares designated, 4,320,156 and 3,628,906 issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	43,202	36,289
Common stock, $.01 par value, 40,000,000 shares authorized, 13,268,871 and 9,983,082 issued and outstanding as of June 30, 2021 and March 31 2021, respectively	132,689	99,831
Additional paid-in capital	41,610,332	39,772,228
Accumulated deficit	(33,290,978)	(32,957,186)

Total Net Assets	8,537,246	6,993,163

Total Liabilities and Net Assets	$8,792,402	$8,429,166

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,
	2021	2020
INVESTMENT INCOME

Interest and other income	$-	$-

Total investment income	-	-

EXPENSES
Professional fees	166,954	12,938
Other operating expenses	219,838	25,930

Total expenses	386,792	38,868

Net investment loss	(386,792)	(38,868)

Net change in unrealized gain from investments	53,000	-

Net decrease in net assets resulting from operations	$(333,792)	$(38,868)

Loss per Common Share, Basic and Fully diluted
Net decrease in net assets resulting from operations per common share	$(0.03)	$(0.01)

Weighted average common shares outstanding	13,268,871	5,836,832

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Changes in Net Assets

( Unaudited)

		Preferred A		Preferred B		Common	Additional
	Preferred A	Stock	Preferred B	Stock	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2020	4,200,000	$42,001	812,500	$8,125	5,836,832	$58,368	$35,943,369	$(33,384,252)	$2,667,611
Net decrease in net assets resulting from operations								(38,868)	(38,868)
Sale of Series B Preferred stock at $0.80 per share			468,750	4,063			370,937		375,000
Compensation expense from stock options							1,048		1,048

Balance, June 30, 2020	4,200,000	$42,001	1,281,250	$12,188	5,836,832	$58,368	$36,315,354	$(33,423,120)	$3,004,791

Balance, March 31, 2021	4,200,000	$42,001	3,628,906	$36,289	9,983,082	$99,831	$39,772,228	$(32,957,186)	$6,993,163
Net decrease in net assets resulting from operations								(333,792)	(333,792)
Sale of Series B Preferred stock at $0.80 per share			691,250	6,913			546,089		553,002
Sale of common stock at $0.40 per share					3,285,789	32,858	1,281,458		1,314,316
Compensation expense from stock options							10,557		10,557

Balance, June 30, 2021	4,200,000	$42,001	4,320,156	$43,202	13,268,871	$132,689	$41,610,332	$(33,290,978)	$8,537,246

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2021	2020

Operating activities:
Net decrease in net assets resulting from operations	$(333,792)	$(38,868)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities
Net change in unrealized gain on investments	(53,000)	-
Stock option compensation expenses	10,557	1,048
Change in operating assets and liabilities
Other current assets	-	500
Deferred fundraising expenses	(998)	-
Accounts payable and accrued liabilities	(10,190)	2,643
Accrued liabilities to related parties	20,785	2,250
Purchase of investments	(1,265,600)	(250,000)
Net cash used in operating activities	(1,632,238)	(282,427)

Cash flows from financing activities:
Sale of Common Stock	122,874	-
Sale of Series B Preferred stock	553,002	375,000
Net cash provided by financing activities	675,876	375,000

Net increase/(decrease) in cash	(956,362)	92,573
Cash, beginning of period	1,437,868	33,756

Cash, end of period	$481,506	$126,329

Supplemental cash flow information
Interest paid	$-	$-
Taxes paid	$800	$800
Supplemental schedule of noncash financing activities:
Conversion of common stock subscription liability to common stock	$1,191,442	$-

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of June 30, 2021

(Unaudited)

Portfolio Company	Industry	Investment	Cost	Fair value	% of net assets (a)
Convertible loan investments
Abfero Pharmaceuticals Inc	Life science	Convertible Note, 6% due, December 2022	$100,000	$101,118	1.2%
Achelios Therapeutics Inc.	Life science	Convertible Note, 8% due, December 2021	100,000	123,167	1.4%
Achelios Therapeutics Inc.	Life science	Convertible Note, 8% due December 2021	25,000	29,532	0.3%
Achelios Therapeutics Inc.	Life science	Convertible Note, 8% due December 2021	50,000	55,578	0.7%
Achelios Therapeutics Inc.	Life science	Convertible Note Sidecar, 25% discount. No interest	50,000	50,000	0.6%
AOA DX Inc	Life science	Convertible Note, 4%, due May 2024	100,000	100,559	1.2%
Avisi Technologies Inc	Life science	Convertible Note, 8% due July 2022	50,000	53,671	0.6%
Basepaws Inc	Life science	Convertible Note, 1% due April 2020	50,000	162,444	1.9%
Beam Semiconductor Inc	Technology	Convertible Note, 8% due April 2022	150,000	174,033	2.0%
Beam Semiconductor Inc	Technology	Convertible Note, 8% due March 2021	50,000	55,282	0.6%
Beam Semiconductor Inc	Technology	Convertible Note, 8% due March 2022	100,000	101,688	1.2%
Corinnova Inc	Life science	Convertible Note, 6% due December 2024	100,000	103,699	1.2%
Cyberdontics Inc	Life science	Convertible Note, 8% due September 2022	30,000	34,366	0.4%
Cyberdontics Inc	Life science	Convertible Note, 8% due February 2023	35,000	38,751	0.5%
Cyberdontics Inc	Life science	Convertible Note, 0% no due date	35,000	36,995	0.4%
Deep Blue Medical Advances Inc	Life science	Convertible Note, 6% due June 2022	50,000	51,595	0.6%
Every Key Inc	Technology	Convertible Note, 5% due December 2023	100,000	107,767	1.3%
Identical Inc	Life science	Convertible Note, 2% due May 2022	100,000	101,271	1.2%
INBay Technology Inc	Technology	Convertible Note, 12% due October 2020	50,000	66,077	0.8%
INBay Technology Inc	Technology	Convertible Note, 12% due July 2021	30,000	37,121	0.4%
INBay Technology Inc	Technology	Convertible Note, 12% due February 2022	50,000	58,137	0.7%
INBay Technology Inc	Technology	Convertible Note, 12% due December 2022	40,000	42,748	0.5%
INBay Technology Inc	Technology	Convertible Note, 12% due December 2023	50,000	51,414	0.6%
Iris R&D Group Inc	Technology	Convertible Note, 8% May 2023	50,000	50,438	0.6%
Kiana Analytics Inc	Technology	Convertible Note, 3% December 2022	100,000	101,570	1.2%
Kitotech Medical Inc	Life science	Convertible Note, 6% due December 2020	100,000	244,629	2.9%
Kitotech Medical Inc	Life science	Convertible Note, 6% due November 2022	75,000	84,761	1.0%
Lifewave Biomedical Inc	Life science	Convertible Note, 6% due December 2020	30,000	33,279	0.4%
Lifewave Biomedical Inc	Life science	Convertible Note, 6% due December 2020	70,000	75,857	0.9%
Lifewave Biomedical Inc	Life science	Convertible Note, 6% due December 2021	50,000	50,403	0.6%
mmTron Inc	Technology	Convertible Note, 4% due April 2023	100,000	100,022	1.2%
Navaux Inc	Life science	Convertible Note, 6% due December 2023	60,000	61,933	0.7%
Neuro42 Inc.	Life science	Convertible Note, 8% due December 2023	50,000	51,556	0.6%
Octagon Therapeutics Inc	Life science	Convertible Note, 5% due June 2021	50,000	51,719	0.6%
Octagon Therapeutics Inc	Life science	Convertible Note, 5% due June 2021	50,000	51,589	0.6%
Perikinetics Inc	Life science	Convertible Note, 6% due May 2022	100,000	103,814	1.2%
Preview Medical Inc	Life science	Convertible Note, 7% due January 2023	100,000	103,184	1.2%
SageMedic Corp	Life science	Convertible Note, 8% April 2021 plus warrants	50,000	58,877	0.7%
SageMedic Corp	Life science	Convertible Note, 8% December 2022 plus warrants	75,000	78,436	0.9%
Sensing Electromagnetic Plus Corp	Technology	Convertible Note, Fully reserved	50,000	1	0.0%
Sensing Electromagnetic Plus Corp	Technology	Convertible Note, Fully reserved	11,048	1	0.0%
Single Pass Inc	Life science	Convertible Note, 6% April 2024	50,000	50,214	0.6%
Valfix Medical Inc	Life science	Convertible Note, 8% December 2021	50,000	53,507	0.6%
Xpan Inc	Life science	Convertible Note, 8% due March 2022	50,000	55,293	0.6%
Xpan Inc	Life science	Convertible Note, 8% due June 2022	25,000	27,044	0.3%
Xpan Inc	Life science	Convertible Note, 8% due June 2022	25,000	27,035	0.3%
Total convertible loan investments			$2,866,048	$3,252,175	38.1%
United States			$2,046,048	$2,342,246	27.4%
Canada			470,000	525,419	6.2%
Rest of World			350,000	384,510	4.5%
Total convertible loan investments			$2,866,048	$3,252,175	38.1%

Continued on next page

The accompanying notes are an integral part of these condensed interim financial statements.

Continued from previous page

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of June 30, 2021

(Unaudited)

Portfolio Company	Industry	Investment	Cost	Fair value	% of net assets (a)
Preferred stock investments
Altis Biosystems	Life science	22,028 shares of Series Seed Preferred	$50,000	$50,000	0.6%
Astrocyte Pharmaceuticals Inc	Life science	260,756 shares of Series A Preferred	100,000	104,778	1.2%
Cnote Group, Inc	Fintech	84,655 shares of series Seed-2 Preferred (converted SAFE)	51,500	59,783	0.7%
Cnote Group, Inc	Fintech	93,807 shares of Series Seed-3 Preferred (converted note)	50,000	66,247	0.8%
Colabs Inc	Life science	147,058 shares of Series A-1 Preferred	50,000	50,000	0.6%
Connectus Services Ltd	Technology	31,348 shares of Series Seed Preferred	100,000	100,000	1.2%
Deep Blue Medical Advances Inc	Life science	10,474 shares of Series A Preferred	49,996	49,996	0.6%
Eumentis Thereapeutics Inc	Life science	85,009 shares of Series A Preferred	100,000	100,000	1.2%
FemtoDX Inc	Life science	42,436 shares of Series A Preferred	100,000	159,835	1.9%
Healionics Corporation	Life science	35,075 of Series A-1 Preferred	100,000	100,000	1.2%
i-Lumen Scientific Inc.	Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.6%
i-Lumen Scientific Inc.	Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.6%
Inhalon Biopharma Inc	Life science	18,843 shares of Series Seed Preferred	99,997	99,997	1.2%
Light Line Medical Inc	Life science	62,849 shares of Series Seed Preferred (converted note)	30,000	38,031	0.4%
Light Line Medical Inc	Life science	141,871 shares of Series Seed Preferred (converted note)	70,000	106,049	1.2%
Light Line Medical Inc	Life science	40,323 shares of Series Seed preferred	25,000	25,000	0.3%
Light Line Medical Inc	Life science	72,464 shares of Series A Preferred plus warants	50,000	50,000	0.6%
Lowell Therapeutics Inc	Life science	20,000 shares of Series A Preferred	50,000	50,000	0.6%
Lowell Therapeutics Inc	Life science	20,000 shares of Series A Preferred	50,000	50,000	0.6%
Makani Science Inc	Life science	172,413 shares of Series Seed Preferred	50,000	50,000	0.6%
Micronic Technologies Inc	Technology	51,929 shares of Series Seed-1 Preferred plus warrants	100,000	100,000	1.2%
Neuroflow Inc	Life science	98,684 shares of Series Seed -2 Preferred	150,000	224,998	2.6%
Neuroflow Inc	Life science	20,429 shares of Series B Preferred	100,000	212,497	2.5%
New View Surgical, Inc.	Life science	53,825 shares of Series A-1 Preferred	75,000	75,000	0.9%
Orion Biotechnology Inc	Life science	5,824 shares of Series A Preferred	100,000	100,000	1.2%
Otomagnetics Inc	Life science	16,538 shares of Series A-1 Preferred plus warrants	100,000	100,000	1.2%
Promaxo	Life science	104,248 shares of Series B-1 Preferred, (converted note)	250,000	531,738	6.2%
Seal Rock Therapeutics, Inc.	Life science	68,075 shares of Series Seed Preferred, (converted note)	78,000	80,329	0.9%
Shyft (FKA Crater Group Inc)	Technology	42,657 shares of Series A-1 Preferred (converted note)	51,500	97,940	1.1%
Shyft (FKA Crater Group Inc)	Technology	28,147 shares of Series A Preferred (converted note)	50,000	64,626	0.8%
Shyft (FKA Crater Group Inc)	Technology	21,774 shares of Series A-1 Preferred (plus warrants)	50,000	50,000	0.6%
Trellis Bioscience LLC	Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.6%
Trellis Bioscience LLC	Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.6%
Trellis Bioscience LLC	Life science	100,000 shares of Series B Preferred plus warrants	100,000	100,000	1.2%
Valfix Medical Inc	Life science	27,217 shares of Series Seed Preferred	50,000	50,000	0.6%
Visgenx Inc	Life science	7,833 shares of Series Seed-1 Preferred (converted note)	30,000	46,352	0.5%
Visgenx Inc	Life science	4,132 shares of Series Seed Preferred (converted note)	25,000	25,648	0.3%
Visgenx Inc	Life science	2,480 shares of Series Seed Preferred (converted note)	15,003	15,393	0.2%
Total Preferred stock investments			$2,700,997	$3,384,237	39.6%
United States			$2,450,997	$3,134,237	36.7%
Canada			200,000	200,000	2.3%
Rest of World			50,000	50,000	0.6%
Total Preferred stock investments			$2,700,997	$3,384,237	39.6%

Common stock investments
BendaRX Corp	Life science	12,500 Common shares	$100,000	$150,000	1.8%
BendaRX Corp	Life science	12,500 Common shares	100,000	150,000	1.8%
Boardwalk Tech	Technology	75,000 Common shares	65,600	65,600	0.8%
Boardwalk Tech	Technology	150,000 Common shares	73,500	91,995	1.1%
Sanaby Health Sponsor LLC	Life science	50,000 Common shares	100,000	100,000	1.2%
Total Common stock investments			$439,100	$557,595	5.4%
United States			$239,100	$257,595	3.0%
Canada			200,000	300,000	3.5%
Rest of World			-	-	0.0%
Total Common stock investments			$439,100	$557,595	6.5%

SAFE investments
Infinidome Ltd	Technology	SAFE	$50,000	$50,000	0.6%
Infinidome Ltd	Technology	SAFE	50,000	50,000	0.6%
Madorra Inc	Life science	SAFE	100,000	100,000	1.2%
Mitre Medical Corp	Life science	SAFE	75,000	75,000	0.9%
Mitre Medical Corp	Life science	SAFE	50,000	50,000	0.6%
Orion Biotechnology Inc.	Life science	SAFE	100,000	100,000	1.2%
Total SAFE investments			$425,000	$425,000	5.0%
United States			125,000	125,000	1.5%
Canada			100,000	100,000	1.2%
Rest of World			200,000	200,000	2.3%
Total SAFE investments			$425,000	$425,000	5.0%

Continued on next page

The accompanying notes are an integral part of these condensed interim financial statements.

Continued from previous page

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of June 30, 2021

(Unaudited)

Portfolio Company	Industry	Investment	Cost	Fair value	% of net assets (a)
Other investments
Enduralock LLC	Technology	34.1 Series A-1 Ownership Units	$30,000	$30,000	0.4%
Enduralock LLC	Technology	39.7 Series A-1 Ownership Units	35,000	35,000	0.4%
Exodos Life Sciences LP	Life science	Class A-1 Preferred Ownership Units	206,000	206,000	2.4%
Green Sun Medical LLC	Life science	2,193 Class A-1 Ownership units	50,000	50,000	0.6%
Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.3%
Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.3%
Green Sun Medical LLC	Life science	4,386 Class A-1 Ownership units	100,000	100,000	1.2%
Riso Capital Fund I, LP	Technology	Ownership units	50,000	50,000	0.6%
Total other investments			$521,000	$521,000	6.1%
	United States		$521,000	$521,000	6.1%
	Canada		-	-	0.0%
	Rest of World		-	-	0.0%
Total other investments			$521,000	$521,000	14.5%

Total investments
United States			5,382,145	6,380,078	74.7%
Canada			970,000	1,125,419	13.2%
Rest of World			600,000	634,510	7.4%
Total other investments			$6,952,145	$8,140,007	95.3%

(a) based on total net assets of	$8,537,246

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of March 31, 2021

(Unaudited)

Portfolio Company	Industry	Investment	Cost	Fair value	% of net assets (b)
Convertible loan investments
Achelios Therapeutics Inc.	Life science	Convertible Note, 8% due, December 2021	$100,000	$121,173	1.7%
Achelios Therapeutics Inc.	Life science	Convertible Note, 8% due December 2021	25,000	29,033	0.4%
Achelios Therapeutics Inc.	Life science	Convertible Note, 8% due December 2021	50,000	54,581	0.8%
Avisi Technologies Inc	Life science	Convertible Note, 8% due July 2022	50,000	52,674	0.8%
Basepaws Inc	Life science	Convertible Note, 1% due April 2020	50,000	162,319	2.3%
Beam Semiconductor Inc	Technology	Convertible Note, 8% due April 2022	150,000	171,041	2.4%
Beam Semiconductor Inc	Technology	Convertible Note, 8% due March 2021	50,000	54,285	0.8%
Corinnova Inc	Life science	Convertible Note, 6% due December 2024	100,000	102,318	1.5%
Cyberdontics Inc	Life science	Convertible Note, 8% due September 2022	30,000	33,768	0.5%
Cyberdontics Inc	Life science	Convertible Note, 8% due February 2023	35,000	38,053	0.5%
Cyberdontics Inc	Life science	Convertible Note, 0% no due date	35,000	36,296	0.5%
Deep Blue Medical Advances Inc	Life science	Convertible Note, 6% due June 2022	50,000	50,863	0.7%
Every Key Inc	Technology	Convertible Note, 5% due December 2023	100,000	106,521	1.5%
Identical Inc	Life science	Convertible Note, 2% due May 2022	100,000	100,844	1.4%
INBay Technology Inc	Technology	Convertible Note, 12% due October 2020	50,000	59,721	0.9%
INBay Technology Inc	Technology	Convertible Note, 12% due July 2021	30,000	34,149	0.5%
INBay Technology Inc	Technology	Convertible Note, 12% due February 2022	50,000	56,641	0.8%
INBay Technology Inc	Technology	Convertible Note, 12% due December 2022	40,000	41,552	0.6%
Kiana Analytics Inc	Technology	Convertible Note, 3% December 2022	100,000	100,847	1.4%
Kitotech Medical Inc	Life science	Convertible Note, 6% due December 2020	100,000	243,133	3.5%
Kitotech Medical Inc	Life science	Convertible Note, 6% due November 2022	75,000	83,738	1.2%
Lifewave Biomedical Inc	Life science	Convertible Note, 6% due December 2020	30,000	32,831	0.5%
Lifewave Biomedical Inc	Life science	Convertible Note, 6% due December 2020	70,000	74,810	1.1%
Navaux Inc	Life science	Convertible Note, 6% due December 2023	60,000	61,036	0.9%
Neuro42 Inc.	Life science	Convertible Note, 8% due December 2023	50,000	50,559	0.7%
Octagon Therapeutics Inc	Life science	Convertible Note, 5% due June 2021	50,000	51,110	0.7%
Octagon Therapeutics Inc	Life science	Convertible Note, 5% due June 2021	50,000	50,966	0.7%
Perikinetics Inc	Life science	Convertible Note, 6% due May 2022	100,000	102,318	1.5%
Preview Medical Inc	Life science	Convertible Note, 7% due January 2023	100,000	101,918	1.5%
SageMedic Corp	Life science	Convertible Note, 8% April 2021 plus warrants	50,000	57,879	0.8%
SageMedic Corp	Life science	Convertible Note, 8% December 2022 plus warrants	75,000	77,088	1.1%
Sensing Electromagnetic Plus Corp	Technology	Convertible Note, Fully reserved	50,000	1	0.0%
Sensing Electromagnetic Plus Corp	Technology	Convertible Note, Fully reserved	11,048	1	0.0%
Valfix Medical Inc	Life science	Convertible Note, 8% December 2021	50,000	52,510	0.8%
Xpan Inc	Life science	Convertible Note, 8% due March 2022	50,000	54,296	0.8%
Xpan Inc	Life science	Convertible Note, 8% due June 2022	25,000	26,545	0.4%
Xpan Inc	Life science	Convertible Note, 8% due June 2022	25,000	26,540	0.4%
Total Convertible loan investments			$2,216,048	$2,553,954	36.5%
United States			$1,596,048	$1,868,557	26.7%
Canada			370,000	407,561	5.8%
Rest of World			250,000	277,836	4.0%
Total Convertible loan investments			$2,216,048	$2,553,954	36.5%

Continued on next page

The accompanying notes are an integral part of these condensed interim financial statements.

Continued from previous page

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of March 31, 2021 - continued

(Unaudited)

Preferred stock investments
Altis Biosystems	Life science	22,028 shares of Series Seed Preferred	$50,000	$50,000	0.7%
Astrocyte Pharmaceuticals Inc	Life science	260,756 shares of Series A Preferred	100,000	100,000	1.4%
Cnote Group, Inc	Fintech	84,655 shares of series Seed-2 Preferred (converted SAFE)	51,500	59,783	0.9%
Cnote Group, Inc	Fintech	93,807 shares of Series Seed-3 Preferred (converted note)	50,000	66,247	0.9%
Colabs Inc	Life science	147,058 shares of Series A-1 Preferred	50,000	50,000	0.7%
Connectus Services Ltd	Technology	31,348 shares of Series Seed Preferred	100,000	100,000	1.4%
Deep Blue Medical Advances Inc	Life science	10,474 shares of Series A Preferred	49,997	49,997	0.7%
Eumentis Thereapeutics Inc	Life science	85,009 shares of Series A Preferred	100,000	100,000	1.4%
FemtoDX Inc	Life science	42,436 shares of Series A Preferred	100,000	159,835	2.3%
i-Lumen Scientific Inc.	Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.7%
i-Lumen Scientific Inc.	Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.7%
Inhalon Biopharma Inc	Life science	18,843 shares of Series Seed Preferred	99,997	99,997	1.4%
Light Line Medical Inc	Life science	62,849 shares of Series Seed Preferred (converted note)	30,000	38,031	0.5%
Light Line Medical Inc	Life science	141,871 shares of Series Seed Preferred (converted note)	70,000	106,049	1.5%
Light Line Medical Inc	Life science	40,323 shares of Series Seed preferred	25,000	25,000	0.4%
Light Line Medical Inc	Life science	72,464 shares of Series A Preferred plus warants	50,000	50,000	0.7%
Lowell Therapeutics Inc	Life science	20,000 shares of Series A Preferred	50,000	50,000	0.7%
Lowell Therapeutics Inc	Life science	20,000 shares of Series A Preferred	50,000	50,000	0.7%
Micronic Technologies Inc	Technology	51,929 shares of Series Seed-1 Preferred plus warrants	100,000	100,000	1.4%
Neuroflow Inc	Life science	98,684 shares of Series Seed -2 Preferred	150,000	224,998	3.2%
Neuroflow Inc	Life science	20,429 shares of Series B Preferred	100,000	212,497	3.0%
New View Surgical, Inc.	Life science	53,825 shares of Series A-1 Preferred	75,000	75,000	1.1%
Otomagnetics Inc	Life science	16,538 shares of Series A-1 Preferred plus warrants	100,000	100,000	1.4%
Promaxo	Life science	104,248 shares of Series B-1 Preferred, (converted note)	250,000	531,738	7.6%
Seal Rock Therapeutics, Inc.	Life science	68,075 shares of Series Seed Preferred, (converted note)	78,000	80,329	1.1%
Shyft (FKA Crater Group Inc)	Technology	42,657 shares of Series A-1 Preferred	51,500	97,940	1.4%
Shyft (FKA Crater Group Inc)	Technology	28,147 shares of Series A Preferred (converted note)	50,000	64,626	0.9%
Shyft (FKA Crater Group Inc)	Technology	21,774 shares of Series A-1 Preferred (converted note)	50,000	50,000	0.7%
Trellis Bioscience LLC	Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.7%
Trellis Bioscience LLC	Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.7%
Trellis Bioscience LLC	Life science	100,000 shares of Series B Preferred plus warrants	100,000	100,000	1.4%
Valfix Medical Inc	Life science	27,217 shares of Series Seed Preferred	50,000	50,000	0.7%
Visgenx Inc	Life science	7,833 shares of Series Seed-1 Preferred (converted note)	30,000	46,352	0.7%
Visgenx Inc	Life science	4,132 shares of Series Seed Preferred (converted note)	25,000	25,648	0.4%
Visgenx Inc	Life science	2,480 shares of Series Seed Preferred (converted note)	15,003	15,392	0.2%
Total Preferred stock investments			$2,450,997	$3,129,458	44.8%
United States			$2,300,997	$2,979,458	42.6%
Canada			100,000	100,000	1.4%
Rest of World			50,000	50,000	0.7%
Total Preferred stock investments			$2,450,997	$3,129,458	44.8%

Common stock investments
BendaRX Corp	Life science	12,500 Common shares	$100,000	$150,000	2.1%
BendaRX Corp	Life science	12,500 Common shares	100,000	150,000	2.1%
Boardwalk Tech	Technology	150,000 Common shares	73,500	91,995	1.3%
Total common stock investments			$273,500	$391,995	5.6%
United States			$73,500	$91,995	1.3%
Canada			200,000	300,000	4.3%
Rest of World			-	-	0.0%
Total common stock investments			$273,500	$391,995	5.6%

SAFE investments
Infinidome Ltd	Technology	SAFE	$50,000	$50,000	0.7%
Infinidome Ltd	Technology	SAFE	50,000	50,000	0.7%
Mitre Medical Corp	Life science	SAFE	75,000	75,000	1.1%
Mitre Medical Corp	Life science	SAFE	50,000	50,000	0.7%
Orion Biotechnology Inc.	Life science	SAFE	100,000	100,000	1.4%
Total SAFE investments			$325,000	$325,000	4.6%
United States			$125,000	$125,000	1.8%
Canada			100,000	100,000	1.4%
Rest of World			100,000	100,000	1.4%
Total SAFE investments			$325,000	$325,000	4.6%

Other investments
Enduralock LLC	Technology	34.1 Series A-1 Ownership Units	$30,000	$30,000	0.4%
Enduralock LLC	Technology	39.7 Series A-1 Ownership Units	35,000	35,000	0.5%
Exodos Life Sciences LP	Life science	Class A-1 Preferred Ownership Units	206,000	206,000	2.9%
Green Sun Medical LLC	Life science	2,193 Class A-1 Ownership units	50,000	50,000	0.7%
Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.4%
Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.4%
Riso Capital Fund I, LP	Technology	Ownership units	50,000	50,000	0.7%
Total other investments			$421,000	$421,000	6.0%
United States			$421,000	$421,000	6.0%
Canada			-	-	0.0%
Rest of World			-	-	0.0%
Total Other investments			$421,000	$421,000	6.0%

Total investments			$5,686,545	$6,821,407	97.5%
United States			$4,516,545	$5,486,010	78.4%
Canada			770,000	907,561	13.0%
Rest of World			400,000	427,836	6.1%
Total investments			$5,686,545	$6,821,407	97.5%

( b ) based on total net assets of	$6,993,163

The accompanying notes are an integral part of these condensed interim financial statements.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

NOTE 1 – DESCRIPTION OF BUSINESS

Kyto Technology and Life Science, Inc. (the “Company”) was formed as a Florida corporation on March 5, 1999 under the name of B Twelve, Inc. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc. In July 2019, the Company was re-incorporated as a Delaware company. The Company operates virtually, from public locations or the homes of its officers, and does not currently lease any office space.

The Company was originally formed to acquire and develop proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been evaluating a number of strategies. As of March 31, 2018, the Company had accumulated a deficit of $32,380,746 from all prior operations. In April 2018, the Board adopted a new business plan focused on the development of early-stage technology and life science businesses through early-stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, sophisticated early-stage investors and successful entrepreneurs with experience across a number of technology and life science products and markets, and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early-stage investing, the Company works with angel investment groups and other sophisticated investors and participates only after these groups have completed due diligence and committed to invest, in effect becoming lead investors. The Company then completes its own due diligence and invests under identical terms as the lead investors. The Company will do follow-on investments in existing portfolio companies, assuming adequate progress, when portfolio companies initiate new financing rounds. The Company currently does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the companies in which it invests. The Company plans to generate revenue from realized gains from the sale of the businesses in which it has invested, or some or all of its shareholdings in those cases where portfolio companies go public. Generally, it is expected that investments will be realized from an exit within a period of four to five years following initial investment. Such exits or liquidity events are outside the Company’s control and depend on merger and acquisition (“M&A”) transactions or an initial public offering (“IPO”) which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. Other than making its initial and, potentially, follow-on investments in its portfolio companies, the Company does not provide any financial support to any of its investees.

The Company has one regular employee – the CEO, Mr, Paul Russo. Prior to December 31, 2020, was acting as a consultant to the Company and did not receive contractual compensation for his services in the form of cash. As of January 1, 2021, Mr. Russo was engaged as an employee of the Company at a salary of $400,000 per annum of which 60% is paid monthly, and the balance deferred to be paid once the Company lists and starts trading on the Nasdaq exchange. The full terms of Mr. Russo’s employment are described in an engagement letter filed on Form 8-K on February 1, 2021, which was approved by the Compensation committee of the Board of Directors on that date. During the three months ended June 30, 2021, Mr. Russo received $80,000 gross payroll, no consulting fees and no options were granted. During the three months ended June 30, 2020, Mr. Russo received no payroll or consulting fees , and no options were granted to him.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside the Company’s control and depend on M&A transactions or IPOs which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. As of the date of this filing, the Company had approximately $500,000 of cash to cover its operating expenses, and new investment requirements and is continuing to raise additional funding on a recurring monthly basis. If successful, it will have sufficient funding for further investments and ongoing operations. However, there is no assurance that the Company will be able to raise sufficient cash to cover its requirements on attractive terms, if at all, and whether it will be able to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements have been prepared assuming the Company will continue to operate as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Stay at home orders and general economic uncertainties arising out of the current Covid-19 epidemic have created additional delays and uncertainty. To date there has been no disruption to the Company’s business operations, although some of its portfolio investment companies report delays in their programs.

At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance contained therein. Accordingly, a new company, Kyto Investments, Inc. (“KI”) was incorporated in Delaware in December 2020 in preparation for a restructuring and an N-2 Registration Statement filed in March 2021 for review by the SEC. KI is an internally managed, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Immediately upon effectiveness of this N-2 Registration Statement, the Company will merge with KI and the Company will be the surviving entity. As of the completion of the merger, the Company will constitute a “successor issuer” for the purposes of Rule 414 under the Securities Act and may continue the current offering by filing post-effective amendments to the Registration Statements. Prior to the merger, the Company had fewer than 100 non affiliated investors and filed under the 1934 Act relying on exemption Rule 3( c )(1).

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended June 30, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2021, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2021.

The Company’s condensed interim financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, stock-based compensation, and other contingencies.

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

(B) INVESTMENT TRANSACTIONS AND NET REALIZED AND UNREALIZED GAIN OR LOSS ON INVESTMENTS

The Company generates increases or decreases in its net assets from the sale of complete or partial investments following a merger or acquisition (“M&A”) transaction or restructuring or from the revaluation of portfolio company investments to recognize changes in their value, either upwards or downwards. As a minority, early-stage investor, the Company does not have the ability to manage the timing or acceptance of liquidity events that will realize its investments, nor the ability to predict when they may happen, although as a general guideline, it would expect such events to occur approximately four to five years after its investments are made. The Company will record the changes in value from investment activities upon completion of sale and receipt of net proceeds, after deducting related transaction expenses as realized gains or losses. Realized gains or losses on the sale of investments, or upon the determination that an investment balance, or portion thereof, is not recoverable, are calculated using the specific identification method. The Company measures realized gains or losses by calculating the difference between the net proceeds from the repayment or sale and the cost basis of the investment. Net change in unrealized appreciation or depreciation reflects the change in the fair values of the Company’s portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The Company is in regular contact with the management of its portfolio investment companies to provide a basis for valuation changes or impairment reviews. The Company does not expect to receive interest and principal repayments on its convertible notes and generally expects these notes to convert into equity securities upon completion of qualified subsequent financings. Accrued interest is then recorded as an adjustment to fair value.

(C) INCOME TAXES

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

Significant estimates during the three months ended June 30, 2021 and June 30, 2020 include the valuation of the investment portfolio, deferred tax assets, tax valuation allowance, stock options and warrants.

(E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at June 30, 2021 and March 31, 2021, respectively.

(F) CONCENTRATIONS

The Company maintains its cash in bank checking and deposit accounts, which, at times, may exceed federally insured limits. As of June 30, 2021 and March 31, 2021, the Company’s bank balance exceeded the federally insured limit by approximately $230,000 and $1.2 million, respectively. The Company has not experienced any losses in such accounts through June 30, 2021.

(G) STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation” requires generally that all equity awards granted to employees and consultants be accounted for at fair value. This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model. The Company granted 250,000 and 120,000 options to consultants and advisors during the three months ended June 30, 2021 and June 30, 2020, respectively.

(H) NET LOSS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards Accounting Standard Codification Topic 260, “Earnings per Share”, basic earnings per share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents. Common stock equivalents, consisting of preferred stock, stock options and warrants, have not been included in the calculation, as their effect is anti-dilutive for the periods presented. The following table sets out the number of shares used in calculating fully- diluted EPS using the if-converted method.

Class of shares	Three months ended June 30, 2021
Common Stock	13,268,871
Common stock subscribed not issued	-
Series A preferred stock	4,200,000	*
Series B preferred stock	4,320,156	*
Options	2,759,250	*
Warrants	1,596,667	*

Total shares used in calculating fully-diluted EPS	13,268,871

* These shares excluded from the calculation of fully-diluted EPS as the result would be anti-dilutive.

(I ) INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

The Company reviews the performance of its investments based on available information, including management reports, press releases, web site announcements and progress reports, third party equity updates, management interviews and, where accessible, financial reports, to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. The Company recognized impairment of one of its investments which was written down by $61,046 in September 2019. The Company has not experienced any other impairment write-downs in any prior or subsequent periods.

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

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumptions may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, the principal market and enterprise values, environmental factors, subsequent financings by the portfolio investment, among other factors.

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

Critical accounting policies and practices are the policies that are both most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. These include estimates of the fair value of our Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 1 – Significant Accounting Policies” to our financial statements as of March 31, 2021 as filed with the SEC on August 10, 2021, for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

(J) RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

(K) DEFERRED OFFERING COSTS

Since April 2019, the Company has conducted a series of sales of common and preferred stock to fund its ongoing investment program and cost of operations. Typically, it expects that this series, from start to finish, may take from six to nine months and in order to match the cost and benefits of this process, the Company adopted a policy of capitalizing direct expenses incurred in the course of fund raising, with the intention of netting accumulated expenses against proceeds from sale of equity, and reporting the net funds raised at the close. Direct expenses include legal fees, investor relations fees, investor roadshows and meeting expenses, and related filing and printing fees. At June 31, 2021, the Company had deferred $170,889 of such expenses, relating to the preparation and filing of an N-2 Registration Statement.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of the date of this filing.

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2021 and March 31, 2021, the Company had accrued and owed $72,205 and $51,420, respectively, to officers of the Company for deferred payroll and consulting service fees.

At June 30, 2021, officers or directors of the Company held board positions at three portfolio companies: InBay Technology Inc., Exodos Life Sciences LP, and Achelios Therapeutics Inc.

NOTE 5 – INVESTMENTS

The following table summarizes the Company’s investment portfolio at June 30, 2021 and March 31, 2021.

	June 30, 2021		March 31, 2021
Number of portfolio companies	60		51
Fair value	$8,140,007		$6,821,407
Cost	6,952,145		5,686,545

% of portfolio at fair value
Convertible notes	3,252,175	40%	2,553,954	37%
Preferrred stock	3,384,237	42%	3,129,458	46%
Common stock	557,595	7%	391,995	6%
SAFE	425,000	5%	325,000	5%
Other ownership units	521,000	6%	421,000	6%
Total	$8,140,007	100%	$6,821,407	100%

Our investment portfolio represents approximately 95% of our net assets at June 30, 2021 and 98% at March 31, 2021. Investments in early-stage start up private operating entities are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including subsequent financings, actual and projected results, and independent third-party valuation estimates.

	As of June 30, 2021
	Fair Value	Valuation Approach/ Technique	Unobservable Inputs	Range/ Weighted Average

Convertible notes	$3,252,175	Market approach	Precedent and follow-on transactions	N/A
Preferred stock in private companies	3,384,237	Market approach	Precedent and follow-on transactions	N/A
Common stock in private companies	400,000	Market approach	Precedent and follow-on transactions	N/A
SAFE	425,000	Market approach	Precedent and follow-on transactions	N/A
Other investments	521,000	Market approach	Precedent and follow-on transactions	N/A
Total Investments	$7,982,412

	As of March 31, 2021
	Fair Value	Valuation Approach/ Technique	Unobservable Inputs	Range/ Weighted Average

Convertible notes	$2,553,954	Market approach	Precedent and follow-on transactions	N/A
Preferred stock in private companies	3,129,458	Market approach	Precedent and follow-on transactions	N/A
Common stock in private companies	300,000	Market approach	Precedent and follow-on transactions	N/A
SAFE	325,000	Market approach	Precedent and follow-on transactions	N/A
Other investments	421,000	Market approach	Precedent and follow-on transactions	N/A
Total Investments	$6,729,412

The following table presents fair value measurements of investments, by major class, as of June 30, 2021 and March 31, 2021, according to the fair value hierarchy:

	As of June 30, 2021
	Quoted prices in active markets for identical securities	Significant other observable inputs	Significant other inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Convertible notes	$-	$-	$3,252,175	$3,525,175
Preferred stock	-	-	3,384,237	3,384,237
Common stock	-	-	400,000	400,000
SAFEs	-	-	425,000	425,000
Other ownership interests	-	-	521,000	521,000
	-	-	7,982,412	7,982,412
Public Portfolio Companies
Common stock	157,595	-	-	157,595

Total Investments at Fair value	$157,595	$-	$7,982,412	$8,140,007

	As of March 31, 2021
Description	Level 1	Level 2	Level 3	Total
March 31, 2021
Investments at Fair Value
Private Portfolio Companies
Convertible notes	$-	$-	$2,553,954	$2,553,954
Preferred stock	-	-	3,129,458	3,129,458
Common stock			300,000	300,000
SAFEs	-	-	325,000	325,000
Other ownership interests	-	-	421,000	421,000
	-	-	6,729,412	6,729,412

Public Portfolio Companies
Common stock	91,995	-	-	91,995

Total Investments at Fair value	$91,995	$-	$6,729,412	$6,821,407

As of June 30, 2021 and March 31, 2021, all our investments were treated as Level 3 with the exception of one which was invested in common stock of a public company and treated as Level 1.

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Management, the tables above provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of June 30, 2021 and March 31, 2021. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not meant to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the materiality of the investment.

We focus on making our investments in the United States, Canada, and Israel. All investments are made and reported in US dollars. Assets that are denominated in foreign currencies are translated into U.S. dollars at closing rates of exchange on the date of valuation. Transactions during the year are translated at the rate of exchange prevailing on the date of the transaction. The Company does not isolate that portion of results of operations resulting from the changes in foreign exchange rates on securities from fluctuations resulting from changes in market prices of such securities. Such foreign currency translation gains and losses are included in the net realized gains or losses from investments and net changes in unrealized gain or losses from investments on the statement of operations.

	America	Canada	Rest of World	Total
Fair value March 31, 2021	$5,486,011	$907,560	$427,836	$6,821,407
New investments	865,600	200,000	200,000	1,265,600
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	28,467	17,859	6,674	53,000
Fair value June 30, 2021	$6,380,078	$1,125,419	$634,510	$8,140,007

	America	Canada	Rest of World	Total
Fair value beginning of year March 31, 2020	$2,170,499	$245,000	$250,000	$2,665,499
New investments	200,000	50,000	-	250,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	-	-	-	-
Fair value June 30, 2020	$2,370,499	$295,000	$250,000	$2,915,499

Working on the experience of our technical advisors, we limit our investments to fintech, technology, and life sciences.

	Fintech	Technology	Life science	Total
Fair value March 31, 2021	$126,030	$1,394,318	$5,301,059	$6,821,407
New investments	-	365,600	900,000	1,265,600
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	-	21,541	31,459	53,000
Fair value June 30, 2021	$126,030	$1,781,459	$6,232,518	$8,140,007

	Fintech	Technology	Life science	Total
Fair value March 31, 2020	$101,500	$685,002	$1,878,997	$2,665,499
New investments	-	-	250,000	250,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Change in value of investments	-	-	-	-
Fair value June 30, 2020	$101,500	$685,002	$2,128,997	$2,915,499

We invest in early-stage private companies developing products or solutions in the fields of fintech, technology and life sciences. Typically, we are investing in interest bearing notes that may be convertible into equity securities upon the completion of qualified subsequent financings, preferred stock, SAFEs or other forms of ownership. Typically notes carry a two year term, and are then rolled over for additional periods if no other maturity triggers have been achieved. If a convertible note investment were, in our judgment, to become impaired, we would reverse the accrued interest and adjust the valuation to reflect management’s assessment of fair value. If a convertible note investment exceeds its maturity date we usually would request the portfolio company to document an extension, as well as consider whether the overdue note, along with all other available performance data and management reviews lead us to consider whether there should be an adjustment in fair value to reflect impairment of the investment.

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total

Fair value March 31, 2021	$2,553,954	$3,129,458	$391,995	$325,000	$421,000	$6,821,407
Conversions into preferred stock	-	-	-	-	-	-
New investments	650,000	250,000	165,600	100,000	100,000	1,265,600
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Change in value of investments	48,221	4,779	-	-	-	53,000
Fair value June 30, 2021	$3,252,175	$3,384,237	$557,595	$425,000	$521,000	$8,140,007

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total

Fair value March 31, 2020	$1,528,002	$701,497	$126,500	$73,500	$236,000	$2,665,499
Conversions into preferred stock	50,000	100,000	-	-	100,000	250,000
New investments	-	-	-	-	-	-
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Change in value of investments	-	-	-	-	-	-
Fair value June 30, 2020	$1,578,002	$801,497	$126,500	$73,500	$336,000	$2,915,499

NOTE 6– EQUITY

(A)	PREFERRED STOCK

Series A

The Company has sold 4,200,000 Series A Stock Units (“Units”) consisting of one share of Series A Preferred Stock and one warrant to purchase a share of Common Stock at $0.80 per share. The Units were sold in a private placement to accredited investors. The Series A Preferred Stock will be converted into shares of Common Stock upon listing of the Company on Nasdaq or NYSE. In the event of any liquidation or winding up of the Company, the holders of the Series A shall be entitled to receive in preference to the holders of shares of Common Stock a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). All share issuances and obligations are recognized on the books and stock register.

On March 2, 2021, in preparation for an intended IPO, the Company made an offer to all its preferred shareholders to protect them against the possibility that the IPO price might be less than their preferred stock price. Accordingly, Series A-1 and Series A-2 Preferred Stock were created, and the holders of Series A Preferred Stock were granted an opportunity to purchase shares of Common Stock at $0.40 per share. If shareholders purchased at least $6,000 of Common Stock, their Series A Preferred Stock were exchanged for Series A-1 which is guaranteed to convert into shares of Common Stock at the same price as the IPO price, and if shareholders purchased a pro-rated amount of Common Stock their Series A Preferred Stock were exchanged for Series A-2 Preferred Stock which in turn is convertible into shares of Common Stock at a discount of 10% to the IPO price. In all other respects the Series A-1 and Series A-2 Preferred Stock has the same rights and obligations as the Series A Preferred Stock. As of June 30, 2021, 1,437,500 shares of Series A Preferred Stock had been exchanged for Series A-1 Preferred Stock, and 2,212,500 shares of Series A Preferred Stock had been exchanged for Series A-2 Preferred Stock, respectively, leaving outstanding 550,000 shares of Series A Preferred Stock (“Series A”) designated at a par value of $0.01 per share.

Series B

There are also 6,000,000 shares of Series B Preferred Stock (“Series B”) authorized designated at a par value of $0.01 per share. The Series B can be converted into shares of Common Stock upon listing of the Company on Nasdaq. In the event of any liquidation or winding up of the Company, the holders of the Series B shall be entitled to receive in preference to the holders of Common Shares and Series A Preferred Stock, a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). The holders of Series B shall be entitled to receive out of any funds of the Corporation at a time legally available for the declaration of dividends, dividends at a cumulative rate of 10% under such terms and conditions as the Board shall prescribe, provided, however, that in the event dividends shall be declared, dividends on issued and outstanding Series B shall be payable before any dividends shall be declared or paid upon or set apart for the Common Stock. At June 30, 2021, the Company had sold 4,320,156 shares of Series B for proceeds of $3,456,124.

On March 2, 2021, in preparation for an intended future IPO, the Company made an offer to all its preferred shareholders to protect them against the possibility that the IPO price might be less than their preferred stock price. Accordingly, Series B-1 and Series B-2 Preferred Stock (“Series B-1” and “Series B-2”, respectively) were created, and the holders of the Series B were granted an opportunity to purchase shares of Common Stock at $0.40 per share. If shareholders purchased at least $6,000 of common stock, their Series B were exchanged for Series B-1 which is guaranteed to convert into shares of Common Stock at the same price as the IPO price, and if shareholders purchased a pro-rated amount of common stock their Series B were exchanged for Series B-2 which converts into shares of Common Stock at a discount of 10% to the IPO price. In all other respects, the Series B-1 and Series B-2 have the same rights and obligations as the Series B. At June 30, 2021, 1,857,656 shares of Series B had been exchanged for Series B-1, and 2,176,250 shares of Series B had been exchanged for Series B-2, respectively, leaving outstanding 286,250 shares of Series B.

The Company sold 691,250 shares of Series B-1 in the three months ended June 30, 2021 and is still selling Series B-1 shares as at the date of this report.

COMMON STOCK

The Company has authorized 40,000,000 shares of common stock at a par value of $0.01 per share. As of June 30, 2021, and March 31, 2021 a total of 13,268,871 and 9,983,082 shares of the Company’s common stock were issued and outstanding, respectively. During the three months ended June 30, 2021, the Company issued 307,178 shares of Common Stock for $122,876 in connection with the amendment of preferred stock described in section A above. Also, during the year ended March 31, 2021 a total of 2,978,611 shares of Common Stock were subscribed under this program for a total consideration of $1,191,442 which was accrued as stock subscription liability at March 31, 2021, pending final closing of the round which occurred in April 2021, at which time these shares were recognized as fully-issued shares of common stock.

D) STOCK OPTIONS

In April 2018, the Board approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan (“the 2018 Plan”) reserving 2,697,085 shares for issuance to employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries.

In July 2019, the Board approved the introduction of the Kyto Technology and Life Science 2019 Stock Option and Incentive Plan (“2019 Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors. Options granted under the 2019 Plan expire May 21, 2029.

In December 2020, the Board approved the introduction of the Kyto Technology and Life Science 2020 Non Qualified Stock Option Plan (“2020 Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors. Options granted under the 2020 Plan expire December 16, 2030.

During the three months ended June 30, 2021, and June 30, 2020, the Company issued a total of 250,000 and 120,000 non-qualified stock options, respectively, to consultants and advisors vesting over terms of two years.

	Number of options granted	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2021	2,634,250	$0.05	8.13
Granted	250,000	0.07	9.82
Exercised	-	-	-
Cancelled	-	-	-
Outstanding June 30, 2021	2,884,250	$0.05	8.53

Exercisable June 30, 2021	1,782,610	$0.04	8.05

In connection with the grant of stock options the Company recognises the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations.

	June 30, 2021	March 31, 2021
Stock Price at grant date	$0.070	$ 0.033 - $ 0.078
Exercise Price	$0.070	$ 0.033 - $ 0.078
Term in Years	0 - 2.00	0 - 2.00
Volatility assumed	196%	71% - 196%
Annual dividend rate	0.0%	0.0%
Risk free discount rate	0.12%	0.12% - 2.0%

The compensation expense calculated at time of grant is amortised over the vesting period for the options granted. During the three months ended June 30, 2021 and 2020, the Company amortized $10,557 and $1,048, respectively, as option expense. The intrinsic value of outstanding options at June 30, 2021 was $63,274, and $45,011 of the option expense upon grant remained unamortized at June 30, 2021 with a remaining vesting period of 1.39 years.

E) WARRANTS

In conjunction with the sale of stock Units, the Company issued 4,200,000 warrants to purchase common stock at a price of $1.20 per share for a period of three years. The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility.

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2021	1,596,667	$1.20	1.4
Granted	-
Exercised	-		-
Cancelled	-		-
Outstanding June 30, 2021	1,596,667	$1.20	1.1

Exercisable June 30, 2021	1,596,667	$1.20	1.1

The intrinsic value of outstanding warrants at June 30, 2021 was zero.

NOTE 7 – FINANCIAL HIGHLIGHTS

Per share data ( a)
	June 30, 2021	March 31, 2021
Net asset value	$0.64	$1.03
Net increase (decrease) in net assets	$(0.03)	$0.06
Net unrealized gain (loss) on investments	$0.00	$0.18

Ratios and Supplemental Data
Net assets, end of period	$8,537,246	$6,993,163

Weighted average common shares outstanding, end of period	13,268,871	5,836,832

Total operating expenses/net assets	4.5%	11.0%

Net increase (decrease) in net assets	-3.9%	6.1%

Total return	-0.9%	1.2%

(a) Per share data is based on the weighted average number of common shares outstanding at the end of the period.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2021 the Company has sold $1,274,000 of shares of Series B-1 Preferred stock and issued 18,750 shares of Common Stock, and invested $952,000 in additional investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

Kyto Technology and Life Science, Inc. (the “Company”) was formed as a Florida corporation on March 5, 1999 under the name of B Twelve, Inc. In August, 2002, the Company changed its name from B Twelve, Inc. to Kyto BioPharma Inc. and in May 2018, the name was changed again to Kyto Technology and Life Science, Inc. In July 2019, the Company was re-incorporated as a Delaware company. The Company operates virtually, from public locations or the homes of its officers, and does not currently lease any office space.

The Company was originally formed to acquire and develop proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been evaluating a number of strategies. As of March 31, 2018, the Company had accumulated a deficit of $32,380,746 from all prior operations. In April 2018, the Board adopted a new business plan focused on the development of early stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, sophisticated early stage investors and successful entrepreneurs with experience across a number of technology and life science products and markets, and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early-stage investing, the Company works with angel investment groups and other sophisticated investors and participates only after these groups have completed due diligence and committed to invest, in effect becoming lead investors. The Company then completes its own due diligence and invests under identical terms as the lead investors. The Company will do follow-on investments in existing portfolio companies, assuming adequate progress, when portfolio companies initiate new financing rounds. The Company currently does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the companies in which it invests. The Company plans to generate revenue from realized gains from the sale of the businesses in which it has invested, or some or all of its shareholdings in those cases where portfolio companies go public. Generally, it is expected that investments will be realized from an exit within a period of four to five years following initial investment. Such exits or liquidity events are outside the Company’s control and depend on merger and acquisition (“M&A”) transactions or an initial public offering (“IPO”) which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. Other than making its initial and, potentially, follow-on investments in its portfolio companies, the Company does not provide any financial support to any of its investees.

The Company has one regular employee – the CEO, Mr, Paul Russo. Prior to December 31, 2020, was acting as a consultant to the Company and did not receive contractual compensation for his services in the form of cash. As of January 1, 2021, Mr. Russo was engaged as an employee of the Company at a salary of $400,000 per annum of which 60% is paid monthly, and the balance deferred to be paid once the Company lists and starts trading on the Nasdaq exchange. The full terms of Mr. Russo’s employment are described in an engagement letter filed on Form 8-K on February 1, 2021, which was approved by the Compensation committee of the Board of Directors on that date. During the three months ended June 30, 2021, Mr. Russo received $80,000 gross payroll, no consulting fees and no options were granted. During the three months ended June 30, 2020, Mr. Russo received no payroll or consulting fees, and no options were granted to him.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside the Company’s control and depend on M&A transactions or IPOs which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. As of the date of this filing, the Company had approximately $600,000 of cash to cover its operating expenses, and new investment requirements and is continuing to raise additional funding on a recurring monthly basis. If successful, it will have sufficient funding for further investments and ongoing operations. However, there is no assurance that the Company will be able to raise sufficient cash to cover its requirements on attractive terms, if at all, and whether it will be able to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Stay at home orders and general economic uncertainties arising out of the current Covid-19 epidemic have created additional delays and uncertainty. To date there has been no disruption to the Company’s business operations, although some of its portfolio investment companies report delays in their programs.

At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance contained therein. Accordingly, a new company, Kyto Investments, Inc. (“KI”) was incorporated in Delaware in December 2020 in preparation for a restructuring and an N-2 Registration Statement filed in March 2021 for review by the SEC. KI is an internally managed, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Immediately upon effectiveness of this N-2 Registration Statement, the Company will merge with KI and the Company will be the surviving entity. As of the completion of the merger, the Company will constitute a “successor issuer” for the purposes of Rule 414 under the Securities Act and may continue the current offering by filing post-effective amendments to the Registration Statements. Prior to the merger, the Company had fewer than 100 non affiliated investors and filed under the 1934 Act relying on exemption Rule 3( c )(1).

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

Results of Operations

Revenue: In the three months ended June 30, 2021 and June 30, 2020, the Company reported no realized investment income as there were no liquidity events related to its investment portfolio. The Company reported $53,000 and $0 of unrealized gains from investments respectively, for the three months ended June 30, 2021 and 2020.

Professional fees: In the three months ended June 30, 2021 and June 30, 2020, the Company reported $166,954 and $12,938, respectively, of professional fees, mainly for legal and accounting services.

Other Operating expenses: Other operating expenses include payroll, consulting, and travel and conference fees associated with fund raising and review of investment deal-flow. In the three months ended June 30, 2021 and June 30, 2020, the Company incurred other operating expenses of $219,838 and $25,930, respectively.

For the three months ended June 30, 2021 and 2020, the Company’s net decrease in net assets resulting from operations was $333,792 and $38,868, respectively.

During the three months ended June 30, 2021, the Company was subject to shelter in place regulations imposed by the State of California in mitigation of the spread of the Corona 19 virus. Since the Company does not have any dedicated office space and works virtually from the homes of its officers, there was no major disruption in working routines which continued by video and teleconference. Uncertainty arising from Covid 19 created a slow down in the rate at which the Company was able to raise Series B funding, and thereby continue to make investments, however the Company did see a reduction in travel and investor relations expenses during the period. The Company has more than 60 discrete investments in a range of different industry and geographic segments, many of which are in the life science and medical space. While there is clearly a risk that our portfolio companies may be adversely affected in their ability to raise future funding or do business, there have been no management reports revealing major problems and some of our portfolio companies may actually benefit from new opportunities created. We believe that our policy of spreading our investments in relatively small amounts over a large number of portfolio companies helps mitigate some of the risk that might be suffered by any of our investments.

Liquidity and Capital Resources

The Company had net assets of $8,537,246 and $6,993,163 at June 30, 2021 and March 31, 2021, respectively. Cash was $481,506 and $1,437,868 at June 30, 2021 and March 31, 2021, respectively.

Cash from operating activities

The Company used net cash of $1,632,238 in operating activities during the three months ended June 30, 2021 compared to $282,427 used for the three months ended June 30, 2020. Main reasons for the higher level in 2021 were an increase in investments in portfolio companies and increased professional fees and operating expenses.

Cash from investing activities

No cash was used in investing activities.

Cash from financing activities

The Company had a net cash inflow from financing activities of $675,876 in the three months ended June 30, 2021 compared to $375,000 in the three months ended June 30, 2020. This inflow included $553,002 proceeds from the sale of Series B preferred stock, and $122,874 proceeds from the sale of common stock, respectively, in the three months ended June 30, 2021, compared to $375,000 from the sale of Series B preferred stock in the corresponding prior period.

The Company’s plan of operations for the next twelve months is to continue to focus its efforts on finding new sources of capital by means of private placements, and to use this capital to fund additional investments as they become available, and to cover operating expenses. The Company is planning to uplift from OTC to the NASDAQ market, and raise additional funding from an initial public offering (“IPO)” for which as an initial step it has submitted an N-2 filing to the SEC for review.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period presented. Actual results may differ from these estimates.

Significant estimates at June 30, 2021 and March 31, 2021 include the valuation of investments, deferred tax assets, tax allowance, stock options and warrants.

INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

The Company reviews the performance of the underlying investments based on available information, including management reports, press releases, web site announcements and progress reports, third party equity updates, subsequent financing transactions, management interviews and, where accessible, financial reports, to determine their current and future potential value and liquidity. In the event that Management considers the value of an investment to be impaired, the carrying value of the investment will be written down by an impairment charge to reflect Management’s estimated valuation. The Company recognized impairment of one of its investments which was written down by $61,046 in September, 2019. The Company has not experienced any other impairment write-downs in any prior or subsequent periods.

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

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumption may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparable, the principal market and enterprise values, environmental factors, financing transactions by the portfolio company, among other factors.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the three months ended June 30, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2021. Notwithstanding this conclusion, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Management’s Report on Internal Control over Financial Reporting

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 based on the framework in Internal Controls—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2021 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. In addition, we have identified the following material weaknesses: (i) the Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as not to provide an adequate audit trail of entries made in the accounting software, and (ii) we have identified a material weakness in our internal controls relating to the accounting of transactions that are either highly complex and/or unusual in nature. In such instances, we seek to augment our internal accounting capabilities by obtaining assistance from third-parties who have greater expertise in such areas.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness. However, management believes that despite our material weaknesses, our financial statements for the year ended June 30, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

The Corporation filed a certificate of Designation in April 2021 for the issue of up to 3,200,000 shares of Series B-1 Preferred stock to accredited investors under Section 4(2) or Rule 506 of Regulation D of the Securities Act 1933. As of the filing date, the Corporation had sold a total of 3,200,000 shares of Series B-1 Preferred stock to accredited investors. The Company will use the net proceeds for investment purposes and operating expenses.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Index to Exhibits on page 13

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3 (i) (a)	Articles of Incorporation of Kyto BioPharma Inc.

3(i) (b)	Articles of Amendment changing name to Kyto Technology and Life Science Inc *

3(ii)	Bylaws of Kyto Technology and Life Science Inc. **

3.4	Delaware incorporation and revised articles of incorporation **

18.1	Auditors preferability letter re adoption of ASC 946***

31.1	Section 302 certification of principal executive officer and principal financial & accounting officer

32.1	Certification pursuant to 18 USC Section 1350 adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 of the principal executive officer and principal financial accounting officer

*	Filed as Exhibit to Company’s Form 10-SB on September 12, 2003 with the Securities and Exchange Commission.
**	Previously filed with Form 8-K on July 17, 2019.
***	Filed as Exhibit with Form 10-K on July 2, 2020.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Paul Russo
Paul Russo Chief Executive Officer, principal executive officer,

Date: September 30, 2021

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer

Date: September 30, 2021