Form 10-Q/A
period 2021-06-30
Kyto Technology & Life Science, Inc.
filed 2021-10-06
CIK 1164888

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

13,287,621 Common Shares - $.01 Par Value - as of September 28, 2021

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of KYTO TECHNOLOGY AND LIFE SCIENCE, INC (the “Company”) for the quarter ended June 30, 2021, originally filed with the Securities and Exchange Commission on October 01, 2021 (the “Original Form 10-Q”) is being filed to  complete the filing by tagging the Original Form 10-Q for iXBRL which not originally included as a result of technical difficulties

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

Continued from previous page

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of June 30, 2021

(Unaudited)

Portfolio Company	Industry	Investment	Cost	Fair value	% of net assets (a)
Preferred stock investments
Altis Biosystems	Life science	22,028 shares of Series Seed Preferred	$50,000	$50,000	0.6%
Astrocyte Pharmaceuticals Inc	Life science	260,756 shares of Series A Preferred	100,000	104,778	1.2%
Cnote Group, Inc	Fintech	84,655 shares of series Seed-2 Preferred (converted SAFE)	51,500	59,783	0.7%
Cnote Group, Inc	Fintech	93,807 shares of Series Seed-3 Preferred (converted note)	50,000	66,247	0.8%
Colabs Inc	Life science	147,058 shares of Series A-1 Preferred	50,000	50,000	0.6%
Connectus Services Ltd	Technology	31,348 shares of Series Seed Preferred	100,000	100,000	1.2%
Deep Blue Medical Advances Inc	Life science	10,474 shares of Series A Preferred	49,996	49,996	0.6%
Eumentis Thereapeutics Inc	Life science	85,009 shares of Series A Preferred	100,000	100,000	1.2%
FemtoDX Inc	Life science	42,436 shares of Series A Preferred	100,000	159,835	1.9%
Healionics Corporation	Life science	35,075 of Series A-1 Preferred	100,000	100,000	1.2%
i-Lumen Scientific Inc.	Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.6%
i-Lumen Scientific Inc.	Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.6%
Inhalon Biopharma Inc	Life science	18,843 shares of Series Seed Preferred	99,997	99,997	1.2%
Light Line Medical Inc	Life science	62,849 shares of Series Seed Preferred (converted note)	30,000	38,031	0.4%
Light Line Medical Inc	Life science	141,871 shares of Series Seed Preferred (converted note)	70,000	106,049	1.2%
Light Line Medical Inc	Life science	40,323 shares of Series Seed preferred	25,000	25,000	0.3%
Light Line Medical Inc	Life science	72,464 shares of Series A Preferred plus warants	50,000	50,000	0.6%
Lowell Therapeutics Inc	Life science	20,000 shares of Series A Preferred	50,000	50,000	0.6%
Lowell Therapeutics Inc	Life science	20,000 shares of Series A Preferred	50,000	50,000	0.6%
Makani Science Inc	Life science	172,413 shares of Series Seed Preferred	50,000	50,000	0.6%
Micronic Technologies Inc	Technology	51,929 shares of Series Seed-1 Preferred plus warrants	100,000	100,000	1.2%
Neuroflow Inc	Life science	98,684 shares of Series Seed -2 Preferred	150,000	224,998	2.6%
Neuroflow Inc	Life science	20,429 shares of Series B Preferred	100,000	212,497	2.5%
New View Surgical, Inc.	Life science	53,825 shares of Series A-1 Preferred	75,000	75,000	0.9%
Orion Biotechnology Inc	Life science	5,824 shares of Series A Preferred	100,000	100,000	1.2%
Otomagnetics Inc	Life science	16,538 shares of Series A-1 Preferred plus warrants	100,000	100,000	1.2%
Promaxo	Life science	104,248 shares of Series B-1 Preferred, (converted note)	250,000	531,738	6.2%
Seal Rock Therapeutics, Inc.	Life science	68,075 shares of Series Seed Preferred, (converted note)	78,000	80,329	0.9%
Shyft (FKA Crater Group Inc)	Technology	42,657 shares of Series A-1 Preferred (converted note)	51,500	97,940	1.1%
Shyft (FKA Crater Group Inc)	Technology	28,147 shares of Series A Preferred (converted note)	50,000	64,626	0.8%
Shyft (FKA Crater Group Inc)	Technology	21,774 shares of Series A-1 Preferred (plus warrants)	50,000	50,000	0.6%
Trellis Bioscience LLC	Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.6%
Trellis Bioscience LLC	Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.6%
Trellis Bioscience LLC	Life science	100,000 shares of Series B Preferred plus warrants	100,000	100,000	1.2%
Valfix Medical Inc	Life science	27,217 shares of Series Seed Preferred	50,000	50,000	0.6%
Visgenx Inc	Life science	7,833 shares of Series Seed-1 Preferred (converted note)	30,000	46,352	0.5%
Visgenx Inc	Life science	4,132 shares of Series Seed Preferred (converted note)	25,000	25,648	0.3%
Visgenx Inc	Life science	2,480 shares of Series Seed Preferred (converted note)	15,003	15,393	0.2%
Total Preferred stock investments			$2,700,997	$3,384,237	39.6%
United States			$2,450,997	$3,134,237	36.7%
Canada			200,000	200,000	2.3%
Rest of World			50,000	50,000	0.6%
Total Preferred stock investments			$2,700,997	$3,384,237	39.6%

Common stock investments
BendaRX Corp	Life science	12,500 Common shares	$100,000	$150,000	1.8%
BendaRX Corp	Life science	12,500 Common shares	100,000	150,000	1.8%
Boardwalk Tech	Technology	75,000 Common shares	65,600	65,600	0.8%
Boardwalk Tech	Technology	150,000 Common shares	73,500	91,995	1.1%
Sanaby Health Sponsor LLC	Life science	50,000 Common shares	100,000	100,000	1.2%
Total Common stock investments			$439,100	$557,595	6.5%
United States			$239,100	$257,595	3.0%
Canada			200,000	300,000	3.5%
Rest of World			-	-	0.0%
Total Common stock investments			$439,100	$557,595	6.5%

SAFE investments
Infinidome Ltd	Technology	SAFE	$50,000	$50,000	0.6%
Infinidome Ltd	Technology	SAFE	50,000	50,000	0.6%
Madorra Inc	Life science	SAFE	100,000	100,000	1.2%
Mitre Medical Corp	Life science	SAFE	75,000	75,000	0.9%
Mitre Medical Corp	Life science	SAFE	50,000	50,000	0.6%
Orion Biotechnology Inc.	Life science	SAFE	100,000	100,000	1.2%
Total SAFE investments			$425,000	$425,000	5.0%
United States			125,000	125,000	1.5%
Canada			100,000	100,000	1.2%
Rest of World			200,000	200,000	2.3%
Total SAFE investments			$425,000	$425,000	5.0%

Continued on next page

The accompanying notes are an integral part of these condensed interim financial statements.

Continued from previous page

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of June 30, 2021

(Unaudited)

Portfolio Company	Industry	Investment	Cost	Fair value	% of net assets (a)
Other investments
Enduralock LLC	Technology	34.1 Series A-1 Ownership Units	$30,000	$30,000	0.4%
Enduralock LLC	Technology	39.7 Series A-1 Ownership Units	35,000	35,000	0.4%
Exodos Life Sciences LP	Life science	Class A-1 Preferred Ownership Units	206,000	206,000	2.4%
Green Sun Medical LLC	Life science	2,193 Class A-1 Ownership units	50,000	50,000	0.6%
Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.3%
Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.3%
Green Sun Medical LLC	Life science	4,386 Class A-1 Ownership units	100,000	100,000	1.2%
Riso Capital Fund I, LP	Technology	Ownership units	50,000	50,000	0.6%
Total other investments			$521,000	$521,000	6.1%
	United States		$521,000	$521,000	6.1%
	Canada		-	-	0.0%
	Rest of World		-	-	0.0%
Total other investments			$521,000	$521,000	6.1%

Total investments
United States			5,382,145	6,380,078	74.7%
Canada			970,000	1,125,419	13.2%
Rest of World			600,000	634,510	7.4%
Total other investments			$6,952,145	$8,140,007	95.3%

(a) based on total net assets of	$8,537,246

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

The following table presents fair value measurements of investments, by major class, as of June 30, 2021 and March 31, 2021, according to the fair value hierarchy:

	As of June 30, 2021
	Quoted prices in active markets for identical securities	Significant other observable inputs	Significant other inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Convertible notes	$-	$-	$3,252,175	$3,252,175
Preferred stock	-	-	3,384,237	3,384,237
Common stock	-	-	400,000	400,000
SAFEs	-	-	425,000	425,000
Other ownership interests	-	-	521,000	521,000
	-	-	7,982,412	7,982,412
Public Portfolio Companies
Common stock	157,595	-	-	157,595

Total Investments at Fair value	$157,595	$-	$7,982,412	$8,140,007

	As of March 31, 2021
Description	Level 1	Level 2	Level 3	Total
March 31, 2021
Investments at Fair Value
Private Portfolio Companies
Convertible notes	$-	$-	$2,553,954	$2,553,954
Preferred stock	-	-	3,129,458	3,129,458
Common stock	-	-	300,000	300,000
SAFEs	-	-	325,000	325,000
Other ownership interests	-	-	421,000	421,000
	-	-	6,729,412	6,729,412

Public Portfolio Companies
Common stock	91,995	-	-	91,995

Total Investments at Fair value	$91,995	$-	$6,729,412	$6,821,407

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

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2021	1,596,667	$1.20	1.4
Granted	-
Exercised	-		-
Cancelled	-		-
Outstanding June 30, 2021	1,596,667	$1.20	1.1

Exercisable June 30, 2021	1,596,667	$1.20	1.1

The intrinsic value of outstanding warrants at June 30, 2021 was zero.

NOTE 7 – FINANCIAL HIGHLIGHTS

Per share data ( a)
	June 30, 2021	March 31, 2021
Net asset value	$0.64	$1.03
Net increase (decrease) in net assets	$(0.03)	$0.06
Net unrealized gain (loss) on investments	$0.00	$0.18

Ratios and Supplemental Data
Net assets, end of period	$8,537,246	$6,993,163

Weighted average common shares outstanding, end of period	13,268,871	5,836,832

Total operating expenses/net assets	4.5%	11.0%

Net increase (decrease) in net assets	(3.9)%	6.1%

Total return	(0.9)%	1.2%

(a)	Per share data is based on the weighted average number of common shares outstanding at the end of the period.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Index to Exhibits on page 13

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3 (i) (a)	Articles of Incorporation of Kyto BioPharma Inc.

3(i) (b)	Articles of Amendment changing name to Kyto Technology and Life Science Inc *

3(ii)	Bylaws of Kyto Technology and Life Science Inc. **

3.4	Delaware incorporation and revised articles of incorporation **

18.1	Auditors preferability letter re adoption of ASC 946***

31.1	Section 302 certification of principal executive officer and principal financial & accounting officer

32.1	Certification pursuant to 18 USC Section 1350 adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 of the principal executive officer and principal financial accounting officer

101.ins	Inline XBRL Instance Document*
101.sch	Inline XBRL Taxonomy Schema*
101.cal	Inline XBRL Taxonomy Calculation Linkbase*
101.def	Inline XBRL Taxonomy Definition Linkbase*
101.lab	Inline XBRL Taxonomy Label Linkbase*
101.pre	Inline XBRL Taxonomy Presentation Linkbase*
104	Cover Page Interactive Data File – (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed as Exhibit to Company’s Form 10-SB on September 12, 2003 with the Securities and Exchange Commission.
**	Previously filed with Form 8-K on July 17, 2019.
***	Filed as Exhibit with Form 10-K on July 2, 2020.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Paul Russo
Paul Russo Chief Executive Officer, principal executive officer,

Date: October 06, 2021

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer

Date: October 06, 2021