Form 10-Q
period 2021-09-30
Kyto Technology & Life Science, Inc.
filed 2021-11-18
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit such files). ☒ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

13,287,621 Common Shares - $.01 Par Value - as of November 15, 2021

KYTO Technology and Life Science, Inc.

For the quarterly period ended September 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kyto Technology and Life Science, Inc.

Condensed Statements of Assets and Liabilities

	September 30,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Investments at fair value (cost of $7,904,636 and $5,686,545, respectively)	$10,442,813	$6,821,407
Cash	316,124	1,437,868
Other current assets	230,434	169,891
Total Assets	$10,989,371	$8,429,166

LIABILITIES

Liabilities
Accounts payable and accrued liabilities	$84,477	$193,141
Accrued liabilities - related parties	87,000	51,420
Common stock subscription liability	-	1,191,442
Total Liabilities	171,477	1,436,003

Commitments and Contingencies (Note 3)

Net Assets
Preferred stock authorized but not designated, $.01 par value 19,800,000 shares, none issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	-	-
Series A (including Series A-1 and A-2) preferred convertible stock, $0.01 par value, 4,200,000 shares designated, 4,200,000 issued and outstanding as of September 30, 2021 and March 31, 2021, respectively, aggregate liquidation preference of $6,720,000 at September 30, 2021 and March 31, 2021, respectively	42,001	42,001
Series B (including Series B-1 and B-2) preferred convertible stock, $0.01 par value, 6,000,000 shares designated, 5,911,406 and 3,628,906 issued and outstanding as of September 30, 2021 and March 31, 2021, respectively, aggregate liquidation preference of $9,458,250 at September 30, 2021 and $5,806,250 at March 31, 2021, respectively	59,114	36,289
Common stock, $.01 par value, 40,000,000 shares authorized, 13,287,621 and 9,983,082 issued and outstanding as of September 30, 2021 and March 31 2021, respectively	132,876	99,831
Additional paid-in capital	42,878,748	39,772,228
Accumulated deficit	(32,294,845)	(32,957,186)

Total Net Assets	10,817,894	6,993,163

Total Liabilities and Net Assets	$10,989,371	$8,429,166

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three months ended September 30,		For the Six months ended September 30,
	2021	2020	2021	2020
INVESTMENT INCOME

Interest and other income	$-	$-	$-	$500

Total investment income	-	-	-	500

EXPENSES
Professional fees	107,201	63,605	273,359	76,543
Other operating expenses	245,519	96,506	466,027	122,936
Interest and non operating expenses	1,596	-	1,588	-
Total expenses	354,316	160,111	740,974	199,479

Net investment loss	(354,316)	(160,111)	(740,974)	(198,979)

Net change in unrealized gain from investments	1,350,449	478,248	1,403,315	478,248

Net increase in net assets resulting from operations	$996,133	$318,137	$662,341	$279,269

Basic earnings per Common Share,
Net increase in net assets resulting from operations per common share	$0.08	$0.05	$0.05	$0.05

Weighted average common shares outstanding	13,271,996	5,836,832	13,269,764	5,836,832

Fully-diluted earnings per Common Share,
Net increase in net assets resulting from operations per common share	$0.04	$0.02	$0.03	$0.02

Weighted average common shares outstanding	27,338,695	17,987,040	26,263,218	17,058,856

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Changes in Net Assets for the Three and Six months ended September 30, 2021

( Unaudited)

	Preferred A (Including Series A-1, A-2)	Preferred A Stock (Including Series A-1, A-2)	Preferred B (Including Series B-1, B-2)	Preferred B (Including Series B-1, B-2) Stock	Common	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Three months ended September 30, 2021
Balance, June 30, 2021	4,200,000	$42,001	4,320,156	$43,202	13,268,871	$132,689	$41,610,332	$(33,290,978)	$8,537,246
Net increase in net assets resulting from operations								996,133	996,133
Sale of Series B-1 Preferred stock at $0.80 per share			1,591,250	15,912			1,257,088		1,273,000
Exercise of stock options					18,750	187	431		618
Compensation expense from stock options							10,897		10,897

Balance, September 30, 2021	4,200,000	$42,001	5,911,406	$59,114	13,287,621	$132,876	$42,878,748	$(32,294,845)	$10,817,894

Six months ended September 30, 2021
Balance, March 31, 2021	4,200,000	$42,001	3,628,906	$36,289	9,983,082	$99,831	$39,772,228	$(32,957,186)	$6,993,163
Net increase in net assets resulting from operations								662,341	662,341
Sale of Series B-1 Preferred stock at $0.80 per share			2,282,500	22,825			1,803,176		1,826,001
Sale of common stock at $0.40 per share					3,285,789	32,858	1,281,459		1,314,317
Exerrcise of stock options					18,750	187	431		618
Compensation expense from stock options							21,454		21,454

Balance, September 30, 2021	4,200,000	$42,001	5,911,406	$59,114	13,287,621	$132,876	$42,878,748	$(32,294,845)	$10,817,894

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Changes in Net Assets for the Three and Six months ended September 30, 2020

( Unaudited)

	Preferred A	Preferred A Stock	Preferred B	Preferred B Stock	Common	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Three months ended September 30, 2020
Balance, June 30, 2020	42,000,000	$42,001	1,281,250	$12,188	5,836,832	$58,368	$36,315,354	$(33,423,120)	$3,004,791
Net increase in net assets resulting from operations	-	-	-	-	-	-	-	318,137	318,137
Sale of Series B Preferred stock at $0.80 per share	-	-	1,056,250	11,187	-	-	883,813	-	895,000
Compensation expense from stock options	-	-	-	-	-	-	12,803	-	12,803

Balance, September 30, 2020	42,000,000	$42,001	2,337,500	$23,375	5,836,832	$58,368	$37,211,970	$(33,104,983)	$4,230,731

Six months ended September 30, 2020
Balance, March 31, 2020	42,000,000	$42,001	812,500	$8,125	5,836,832	$58,368	$35,943,369	$(33,384,252)	$2,667,611
Net increase in net assets resulting from operations	-	-	-	-	-	-	-	279,269	279,269
Sale of Series B Preferred stock at $0.80 per share	-	-	1,525,000	15,250	-	-	1,254,750	-	1,270,000
Compensation expense from stock options	-	-	-	-	-	-	13,851	-	13,851

Balance, September 30, 2020	42,000,000	$42,001	2,337,500	$23,375	5,836,832	$58,368	$37,211,970	$(33,104,983)	$4,230,731

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months months ended September 30,
	2021	2020

Operating activities:
Net increase in net assets resulting from operations	$662,341	$279,269
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities
Net change in unrealized gain on investments	(1,403,315)	(478,248)
Stock option compensation expense	21,454	13,851
Change in operating assets and liabilities
Other current assets	(60,543)	500
Accounts payable and accrued liabilities	(108,664)	15,064
Accrued liabilities to related parties	35,580	-
Purchase of investments	(2,218,091)	(740,000)
Net cash used in operating activities	(3,071,238)	(909,564)

Cash flows from financing activities:
Sale of Common stock in connection with preference rights (see Note 6)	122,875	-
Sale of Common stock from exercise of options stock	618	-
Sale of Series B-1 Preferred stock	1,826,001	1,270,000
Receipt of SBA loan	-	1,000
Advances from related party	-	2,250
Net cash provided by financing activities	1,949,494	1,273,250

Net increase/(decrease) in cash	(1,121,744)	363,686
Cash, beginning of period	1,437,868	33,756

Cash, end of period	$316,124	$397,442

Supplemental cash flow information
Interest paid	$1,588	$-
Taxes paid	$800	$800
Supplemental schedule of noncash financing activities:
Conversion of common stock subscription liability to common stock	$1,191,442	$-

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of September 30, 2021

(Unaudited)

	Portfolio Company		Industry	Investment	Cost	Fair value	% of net assets (a)
Convertible loan investments
	Abfero Pharmaceuticals Inc		Life science	Convertible Note, 6% due, December 2022	$100,000	$102,630	0.9%
( i )	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due, December 2021	100,000	125,184	1.2%
( i )	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due December 2021	25,000	30,036	0.3%
( i )	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due December 2021	50,000	56,586	0.5%
( i )	Achelios Therapeutics Inc.		Life science	Convertible Note Sidecar, 25% discount. No interest	50,000	50,000	0.5%
	AOA DX Inc		Life science	Convertible Note, 4%, due May 2024	100,000	101,567	0.9%
	Avisi Technologies Inc		Life science	Convertible Note, 8% due July 2022	50,000	54,679	0.5%
	Basepaws Inc		Life science	Convertible Note, 1% due April 2020	50,000	201,663	1.9%
( i )	Beam Semiconductor Inc	*	Technology	Convertible Note, 8% due April 2022	150,000	177,058	1.6%
( i )	Beam Semiconductor Inc	*	Technology	Convertible Note, 8% due March 2021	50,000	56,290	0.5%
( i )	Beam Semiconductor Inc	*	Technology	Convertible Note, 8% due March 2022	100,000	103,704	1.0%
	CoLabs Inc		Life science	Convertible Note, 6% due February 2023	50,000	50,304	0.5%
	Corinnova Inc		Life science	Convertible Note, 6% due December 2024	100,000	105,211	1.0%
	Corinnova Inc		Life science	Convertible Note, 6% due December 2024	50,000	50,164	0.5%
	Cyberdontics Inc	*	Life science	Convertible Note, 8% due September 2022	30,000	34,971	0.3%
	Cyberdontics Inc	*	Life science	Convertible Note, 8% due February 2023	35,000	39,457	0.4%
	Cyberdontics Inc	*	Life science	Convertible Note, 0% no due date	35,000	37,700	0.3%
	Deep Blue Medical Advances Inc		Life science	Convertible Note, 6% due June 2022	50,000	52,351	0.5%
	Every Key Inc		Technology	Convertible Note, 5% due December 2023	100,000	109,027	1.0%
	Identical Inc		Life science	Convertible Note, 2% due May 2022	100,000	101,775	0.9%
	INBay Technology Inc		Technology	Convertible Note, 12% due October 2020	50,000	67,589	0.6%
	INBay Technology Inc		Technology	Convertible Note, 12% due July 2021	30,000	38,028	0.4%
	INBay Technology Inc		Technology	Convertible Note, 12% due February 2022	50,000	59,649	0.6%
	INBay Technology Inc		Technology	Convertible Note, 12% due December 2022	40,000	43,958	0.4%
	INBay Technology Inc		Technology	Convertible Note, 12% due December 2023	50,000	52,926	0.5%
	Iris R&D Group Inc		Technology	Convertible Note, 8% May 2023	50,000	51,447	0.5%
	Kiana Analytics Inc		Technology	Convertible Note, 3% December 2022	100,000	102,326	0.9%
	Kitotech Medical Inc		Life science	Convertible Note, 6% due December 2020	100,000	246,141	2.3%
	Kitotech Medical Inc		Life science	Convertible Note, 6% due November 2022	75,000	85,896	0.8%
	Lifewave Biomedical Inc		Life science	Convertible Note, 6% due December 2020	30,000	33,733	0.3%
	Lifewave Biomedical Inc		Life science	Convertible Note, 6% due December 2020	70,000	76,916	0.7%
	Lifewave Biomedical Inc		Life science	Convertible Note, 6% due December 2021	50,000	51,159	0.5%
	Lowell Therapeutics Inc		Life science	Convertible Note, 8% no due date	27,491	27,955	0.3%
	mmTron Inc		Technology	Convertible Note, 4% due April 2023	100,000	101,030	0.9%
	Navaux Inc		Life science	Convertible Note, 6% due December 2023	60,000	62,841	0.6%
	Neuro42 Inc.		Life science	Convertible Note, 8% due December 2023	50,000	52,564	0.5%
	Octagon Therapeutics Inc		Life science	Convertible Note, 5% due June 2021	50,000	52,349	0.5%
	Octagon Therapeutics Inc		Life science	Convertible Note, 5% due June 2021	50,000	52,219	0.5%
	Perikinetics Inc		Life science	Convertible Note, 6% due May 2022	100,000	105,326	1.0%
	Preview Medical Inc		Life science	Convertible Note, 7% due January 2023	100,000	104,948	1.0%
	Promaxo Inc		Life science	Convertible note, 5% due July 2022	100,000	183,876	1.7%
	Rheos Inc		Life science	Convertible note, 8% due August 2026	100,000	101,074	0.9%
	Saccharo Inc		Life science	Convertible note, 7% due September 2022	50,000	50,815	0.5%
	SageMedic Corp		Life science	Convertible Note, 8% April 2021 plus warrants	50,000	59,885	0.6%
	SageMedic Corp		Life science	Convertible Note, 8% December 2022 plus warrants	75,000	79,948	0.7%
	Sensing Electromagnetic Plus Corp		Technology	Convertible Note, Fully reserved	50,000	1	0.0%
	Sensing Electromagnetic Plus Corp		Technology	Convertible Note, Fully reserved	11,048	1	0.0%
	Single Pass Inc		Life science	Convertible Note, 6% April 2024	50,000	50,970	0.5%
	Valfix Medical Inc	*	Life science	Convertible Note, 8% December 2021	50,000	54,515	0.5%
	Xpan Inc	*	Life science	Convertible Note, 8% due March 2022	50,000	56,301	0.5%
	Xpan Inc	*	Life science	Convertible Note, 8% due June 2022	25,000	27,548	0.3%
	Xpan Inc	*	Life science	Convertible Note, 8% due June 2022	25,000	27,542	0.3%
Total convertible loan investments					$3,243,539	$3,801,833	35.1%
	United States				$2,423,539	$2,873,150	26.6%
	Canada				470,000	537,116	5.0%
	Rest of World				350,000	391,567	3.6%
Total convertible loan investments					$3,243,539	$3,801,833	35.1%

Continued on next page

The accompanying notes are an integral part of these condensed interim financial statements.

Continued from previous page

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of September 30, 2021

(Unaudited)

	Portfolio Company		Industry	Investment	Cost	Fair value	% of net assets (a)
Preferred stock investments
	Altis Biosystems		Life science	22,028 shares of Series Seed Preferred	$50,000	$50,000	0.5%
	Astrocyte Pharmaceuticals Inc		Life science	260,756 shares of Series A Preferred	100,000	100,000	0.9%
	Cnote Group, Inc		Fintech	84,655 shares of series Seed-2 Preferred (converted SAFE)	51,500	59,783	0.6%
	Cnote Group, Inc		Fintech	93,807 shares of Series Seed-3 Preferred (converted note)	50,000	66,247	0.6%
	Colabs Inc		Life science	147,058 shares of Series A-1 Preferred	50,000	50,000	0.5%
	Connectus Services Ltd	*	Technology	31,348 shares of Series Seed Preferred	100,000	100,000	0.9%
	Deep Blue Medical Advances Inc		Life science	10,474 shares of Series A Preferred	49,996	49,997	0.5%
	Eumentis Thereapeutics Inc		Life science	85,009 shares of Series A Preferred	100,000	100,000	0.9%
	FemtoDX Inc		Life science	42,436 shares of Series A Preferred	100,000	290,046	2.7%
	Healionics Corporation		Life science	35,075 of Series A-1 Preferred	100,000	100,000	0.9%
	i-Lumen Scientific Inc.		Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.5%
	i-Lumen Scientific Inc.		Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.5%
	Inhalon Biopharma Inc		Life science	18,843 shares of Series Seed Preferred	99,997	99,997	0.9%
	Light Line Medical Inc		Life science	62,849 shares of Series Seed Preferred (converted note)	30,000	38,031	0.4%
	Light Line Medical Inc		Life science	141,871 shares of Series Seed Preferred (converted note)	70,000	106,049	1.0%
	Light Line Medical Inc		Life science	40,323 shares of Series Seed preferred	25,000	25,000	0.2%
	Light Line Medical Inc		Life science	72,464 shares of Series A Preferred plus warrants	50,000	50,000	0.5%
	Lowell Therapeutics Inc		Life science	20,000 shares of Series A Preferred	50,000	50,000	0.5%
	Lowell Therapeutics Inc		Life science	20,000 shares of Series A Preferred	50,000	50,000	0.5%
	Lowell Therapeutics Inc		Life science	25,000 shares of Series B Preferred	100,000	100,000	0.9%
	Makani Science Inc		Life science	172,413 shares of Series Seed Preferred	50,000	50,000	0.5%
	Micronic Technologies Inc		Technology	51,929 shares of Series Seed-1 Preferred plus warrants	100,000	100,000	0.9%
	Neuroflow Inc		Life science	98,684 shares of Series Seed -2 Preferred	150,000	224,998	2.1%
	Neuroflow Inc		Life science	20,429 shares of Series B Preferred	100,000	212,497	2.0%
	New View Surgical, Inc.		Life science	53,825 shares of Series A-1 Preferred	75,000	75,000	0.7%
	New View Surgical, Inc.		Life science	58,220 shares of Series A-1 Preferred	100,000	100,000	0.9%
	Orion Biotechnology Inc	*	Life science	5,824 shares of Series A Preferred	100,000	100,000	0.9%
	Otomagnetics Inc		Life science	16,538 shares of Series A-1 Preferred	100,000	100,000	0.9%
	Partheous Inc		Life science	50,000 shares of Series A Preferred	50,000	50,000	0.5%
	Promaxo		Life science	104,248 shares of Series B-1 Preferred, (converted note)	250,000	1,034,684	9.6%
	Seal Rock Therapeutics, Inc.		Life science	68,075 shares of Series Seed Preferred, (converted note)	78,000	199,112	1.8%
	Shyft (FKA Crater Group Inc)		Technology	42,657 shares of Series A-1 Preferred (converted note)	51,500	107,059	1.0%
	Shyft (FKA Crater Group Inc)		Technology	28,147 shares of Series A Preferred (converted note)	50,000	91,771	0.8%
	Shyft (FKA Crater Group Inc)		Technology	21,774 shares of Series A-1 Preferred (plus warrants)	50,000	70,990	0.7%
( i )	Trellis Bioscience LLC		Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.5%
( i )	Trellis Bioscience LLC		Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.5%
( i )	Trellis Bioscience LLC		Life science	100,000 shares of Series B Preferred plus warrants	100,000	100,000	0.9%
	Valfix Medical Inc	*	Life science	27,217 shares of Series Seed Preferred	50,000	50,000	0.5%
	Vesteck Inc		Life science	34,783 shares of Series A preferred	100,000	100,000	0.9%
	Visgenx Inc		Life science	7,833 shares of Series Seed-1 Preferred (converted note)	30,000	46,352	0.4%
	Visgenx Inc		Life science	4,132 shares of Series Seed Preferred (converted note)	25,000	25,648	0.2%
	Visgenx Inc		Life science	2,480 shares of Series Seed Preferred (converted note)	15,003	15,392	0.1%
Total Preferred stock investments					$3,050,997	$4,538,653	42.0%
	United States				$2,800,997	$4,288,653	39.6%
	Canada				200,000	200,000	1.8%
	Rest of World				50,000	50,000	0.5%
Total Preferred stock investments					$3,050,997	$4,538,653	42.0%

Common stock investments
	BendaRX Corp	*	Life science	12,500 Common shares	$100,000	$150,000	1.4%
	BendaRX Corp	*	Life science	12,500 Common shares	100,000	150,000	1.4%
	Boardwalk Tech		Technology	75,000 Common shares	65,600	65,600	0.6%
	Boardwalk Tech		Technology	150,000 Common shares	73,500	91,995	0.9%
	Kuantsol Inc		Technology	133.333 Common shares	25,000	25,000	0.2%
	Sanaby Health Sponsor LLC		Life science	50,000 Common shares	100,000	473,732	4.4%
Total Common stock investments					$464,100	$956,327	4.2%
	United States				$264,100	$656,327	6.1%
	Canada				200,000	300,000	2.8%
	Rest of World				-	-
Total Common stock investments					$464,100	$956,327	8.8%
		*
SAFE investments
	Infinidome Ltd	*	Technology	SAFE	$50,000	$50,000	0.5%
	Infinidome Ltd	*	Technology	SAFE	50,000	50,000	0.5%
	Madorra Inc	*	Life science	SAFE	100,000	100,000	0.9%
	Mitre Medical Corp		Life science	SAFE	75,000	75,000	0.7%
	Mitre Medical Corp		Life science	SAFE	50,000	50,000	0.5%
	Orion Biotechnology Inc.	*	Life science	SAFE	100,000	100,000	0.9%
	Polymertal Ltd	*	Technology	SAFE	150,000	150,000	1.4%
Total SAFE investments					$575,000	$575,000	5.3%
	United States				125,000	125,000	1.2%
	Canada				100,000	100,000	0.9%
	Rest of World				350,000	350,000	3.2%
Total SAFE investments					$575,000	$575,000	5.3%

Continued on next page

The accompanying notes are an integral part of these condensed interim financial statements.

Continued from previous page

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of September 30, 2021

(Unaudited)

	Portfolio Company	Industry	Investment	Cost	Fair value	% of net assets (a)
Other investments
	Enduralock LLC	Technology	34.1 Series A-1 Ownership Units	$30,000	$30,000	0.3%
	Enduralock LLC	Technology	39.7 Series A-1 Ownership Units	35,000	35,000	0.3%
( i )	Exodos Life Sciences LP	Life science	Class A-1 Preferred Ownership Units	206,000	206,000	1.9%
	Green Sun Medical LLC	Life science	2,193 Class A-1 Ownership units	50,000	50,000	0.5%
	Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.2%
	Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.2%
	Green Sun Medical LLC	Life science	4,386 Class A-1 Ownership units	100,000	100,000	0.9%
	Riso Capital Fund I, LP	Technology	Ownership units	50,000	50,000	0.5%
	Riso Capital Fund I, LP	Technology	Ownership units	50,000	50,000	0.5%
Total other investments				$571,000	$571,000	5.3%
	United States			$571,000	$571,000	5.3%
	Canada			-	-
	Rest of World			-	-
Total other investments				$571,000	$571,000	5.3%

Total investments				$7,904,636	$10,442,813	96.5%
	United States			$6,184,636	$8,514,130	78.7%
	Canada			970,000	1,137,116	10.5%
	Rest of World			750,000	791,567	7.3%
Total investments				$7,904,636	$10,442,813	96.5%
	(a) based on total net assets of	$10,817,894

( i ) Kyto representatives sit on the Board of Directors of these companies.

* These companies  are headquartered outside of the US.

  The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of March 31, 2021

(Unaudited)

	Portfolio Company		Industry	Investment	Cost	Fair value	% of net assets (a)
Convertible loan investments
(i)	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due, December 2021	$100,000	$121,173	1.7%
(i)	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due December 2021	25,000	29,033	0.4%
(i)	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due December 2021	50,000	54,581	0.8%
	Avisi Technologies Inc		Life science	Convertible Note, 8% due July 2022	50,000	52,674	0.8%
	Basepaws Inc		Life science	Convertible Note, 1% due April 2020	50,000	162,319	2.3%
(i)	Beam Semiconductor Inc	*	Technology	Convertible Note, 8% due April 2022	150,000	171,041	2.4%
(i)	Beam Semiconductor Inc	*	Technology	Convertible Note, 8% due March 2021	50,000	54,285	0.8%
	Corinnova Inc		Life science	Convertible Note, 6% due December 2024	100,000	102,318	1.5%
	Cyberdontics Inc	*	Life science	Convertible Note, 8% due September 2022	30,000	33,768	0.5%
	Cyberdontics Inc	*	Life science	Convertible Note, 8% due February 2023	35,000	38,053	0.5%
	Cyberdontics Inc	*	Life science	Convertible Note, 0% no due date	35,000	36,296	0.5%
	Deep Blue Medical Advances Inc		Life science	Convertible Note, 6% due June 2022	50,000	50,863	0.7%
	Every Key Inc		Technology	Convertible Note, 5% due December 2023	100,000	106,521	1.5%
	Identical Inc		Life science	Convertible Note, 2% due May 2022	100,000	100,844	1.4%
	INBay Technology Inc	*	Technology	Convertible Note, 12% due October 2020	50,000	59,721	0.9%
	INBay Technology Inc	*	Technology	Convertible Note, 12% due July 2021	30,000	34,149	0.5%
	INBay Technology Inc	*	Technology	Convertible Note, 12% due February 2022	50,000	56,641	0.8%
	INBay Technology Inc	*	Technology	Convertible Note, 12% due December 2022	40,000	41,552	0.6%
	Kiana Analytics Inc		Technology	Convertible Note, 3% December 2022	100,000	100,847	1.4%
	Kitotech Medical Inc		Life science	Convertible Note, 6% due December 2020	100,000	243,133	3.5%
	Kitotech Medical Inc		Life science	Convertible Note, 6% due November 2022	75,000	83,738	1.2%
	Lifewave Biomedical Inc		Life science	Convertible Note, 6% due December 2020	30,000	32,831	0.5%
	Lifewave Biomedical Inc		Life science	Convertible Note, 6% due December 2020	70,000	74,810	1.1%
	Navaux Inc		Life science	Convertible Note, 6% due December 2023	60,000	61,036	0.9%
	Neuro42 Inc.		Life science	Convertible Note, 8% due December 2023	50,000	50,559	0.7%
	Octagon Therapeutics Inc		Life science	Convertible Note, 5% due June 2021	50,000	51,110	0.7%
	Octagon Therapeutics Inc		Life science	Convertible Note, 5% due June 2021	50,000	50,966	0.7%
	Perikinetics Inc		Life science	Convertible Note, 6% due May 2022	100,000	102,318	1.5%
	Preview Medical Inc		Life science	Convertible Note, 7% due January 2023	100,000	101,918	1.5%
	SageMedic Corp		Life science	Convertible Note, 8% April 2021 plus warrants	50,000	57,879	0.8%
	SageMedic Corp		Life science	Convertible Note, 8% December 2022 plus warrants	75,000	77,088	1.1%
	Sensing Electromagnetic Plus Corp		Technology	Convertible Note, Fully reserved	50,000	1	0.0%
	Sensing Electromagnetic Plus Corp		Technology	Convertible Note, Fully reserved	11,048	1	0.0%
	Valfix Medical Inc	*	Life science	Convertible Note, 8% December 2021	50,000	52,510	0.8%
	Xpan Inc	*	Life science	Convertible Note, 8% due March 2022	50,000	54,296	0.8%
	Xpan Inc	*	Life science	Convertible Note, 8% due June 2022	25,000	26,545	0.4%
	Xpan Inc	*	Life science	Convertible Note, 8% due June 2022	25,000	26,540	0.4%
Total Convertible loan investments					$2,216,048	$2,553,954	36.5%
	United States				$1,596,048	$1,868,557	26.7%
	Canada				370,000	407,561	5.8%
	Rest of World				250,000	277,836	4.0%
Total Convertible loan investments					$2,216,048	$2,553,954	36.5%

Continued on next page

The accompanying notes are an integral part of these condensed interim financial statements.

Continued from previous page

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of March 31, 2021 - continued

(Unaudited)

Preferred stock investments
Altis Biosystems		Life science	22,028 shares of Series Seed Preferred	$50,000	$50,000	0.7%
Astrocyte Pharmaceuticals Inc		Life science	260,756 shares of Series A Preferred	100,000	100,000	1.4%
Cnote Group, Inc		Fintech	84,655 shares of series Seed-2 Preferred (converted SAFE)	51,500	59,783	0.9%
Cnote Group, Inc		Fintech	93,807 shares of Series Seed-3 Preferred (converted note)	50,000	66,247	0.9%
Colabs Inc		Life science	147,058 shares of Series A-1 Preferred	50,000	50,000	0.7%
Connectus Services Ltd	*	Technology	31,348 shares of Series Seed Preferred	100,000	100,000	1.4%
Deep Blue Medical Advances Inc		Life science	10,474 shares of Series A Preferred	49,997	49,997	0.7%
Eumentis Thereapeutics Inc		Life science	85,009 shares of Series A Preferred	100,000	100,000	1.4%
FemtoDX Inc		Life science	42,436 shares of Series A Preferred	100,000	159,835	2.3%
i-Lumen Scientific Inc.		Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.7%
i-Lumen Scientific Inc.		Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.7%
Inhalon Biopharma Inc		Life science	18,843 shares of Series Seed Preferred	99,997	99,997	1.4%
Light Line Medical Inc		Life science	62,849 shares of Series Seed Preferred (converted note)	30,000	38,031	0.5%
Light Line Medical Inc		Life science	141,871 shares of Series Seed Preferred (converted note)	70,000	106,049	1.5%
Light Line Medical Inc		Life science	40,323 shares of Series Seed preferred	25,000	25,000	0.4%
Light Line Medical Inc		Life science	72,464 shares of Series A Preferred plus warants	50,000	50,000	0.7%
Lowell Therapeutics Inc		Life science	20,000 shares of Series A Preferred	50,000	50,000	0.7%
Lowell Therapeutics Inc		Life science	20,000 shares of Series A Preferred	50,000	50,000	0.7%
Micronic Technologies Inc		Technology	51,929 shares of Series Seed-1 Preferred plus warrants	100,000	100,000	1.4%
Neuroflow Inc		Life science	98,684 shares of Series Seed -2 Preferred	150,000	224,998	3.2%
Neuroflow Inc		Life science	20,429 shares of Series B Preferred	100,000	212,497	3.0%
New View Surgical, Inc.		Life science	53,825 shares of Series A-1 Preferred	75,000	75,000	1.1%
Otomagnetics Inc		Life science	16,538 shares of Series A-1 Preferred plus warrants	100,000	100,000	1.4%
Promaxo		Life science	104,248 shares of Series B-1 Preferred, (converted note)	250,000	531,738	7.6%
Seal Rock Therapeutics, Inc.		Life science	68,075 shares of Series Seed Preferred, (converted note)	78,000	80,329	1.1%
Shyft (FKA Crater Group Inc)		Technology	42,657 shares of Series A-1 Preferred	51,500	97,940	1.4%
Shyft (FKA Crater Group Inc)		Technology	28,147 shares of Series A Preferred (converted note)	50,000	64,626	0.9%
Shyft (FKA Crater Group Inc)		Technology	21,774 shares of Series A-1 Preferred (converted note)	50,000	50,000	0.7%
(i) Trellis Bioscience LLC		Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.7%
(i) Trellis Bioscience LLC		Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.7%
(i) Trellis Bioscience LLC		Life science	100,000 shares of Series B Preferred plus warrants	100,000	100,000	1.4%
Valfix Medical Inc	*	Life science	27,217 shares of Series Seed Preferred	50,000	50,000	0.7%
Visgenx Inc		Life science	7,833 shares of Series Seed-1 Preferred (converted note)	30,000	46,352	0.7%
Visgenx Inc		Life science	4,132 shares of Series Seed Preferred (converted note)	25,000	25,648	0.4%
Visgenx Inc		Life science	2,480 shares of Series Seed Preferred (converted note)	15,003	15,392	0.2%
Total Preferred stock investments				$2,450,998	$3,129,458	44.8%
United States				$2,300,998	$2,979,458	42.6%
Canada				100,000	100,000	1.4%
Rest of World				50,000	50,000	0.7%
Total Preferred stock investments				$2,450,998	$3,129,458	44.8%

Common stock investments
BendaRX Corp	*	Life science	12,500 Common shares	$100,000	$150,000	2.1%
BendaRX Corp	*	Life science	12,500 Common shares	100,000	150,000	2.1%
Boardwalk Tech		Technology	150,000 Common shares	73,500	91,995	1.3%
Total common stock investments				$273,500	$391,995	5.6%
United States				$73,500	$91,995	1.3%
Canada				200,000	300,000	4.3%
Rest of World				-	-
Total common stock investments				$273,500	$391,995	5.6%

SAFE investments
Infinidome Ltd	*	Technology	SAFE	$50,000	$50,000	0.7%
Infinidome Ltd	*	Technology	SAFE	50,000	50,000	0.7%
Mitre Medical Corp		Life science	SAFE	75,000	75,000	1.1%
Mitre Medical Corp		Life science	SAFE	50,000	50,000	0.7%
Orion Biotechnology Inc.	*	Life science	SAFE	100,000	100,000	1.4%
Total SAFE investments				$325,000	$325,000	4.6%
United States				$125,000	$125,000	1.8%
Canada				100,000	100,000	1.4%
Rest of World				100,000	100,000	1.4%
Total SAFE investments				$325,000	$325,000	4.6%

Continued on next page

The accompanying notes are an integral part of these condensed interim financial statements.

Continued from previous page

Kyto Technology and Life Science, Inc.

Condensed Schedule of Investments as of March 31, 2021 - continued

(Unaudited)

Preferred stock investments
Other investments
Enduralock LLC	Technology	34.1 Series A-1 Ownership Units	$30,000	$30,000	0.4%
Enduralock LLC	Technology	39.7 Series A-1 Ownership Units	35,000	35,000	0.5%
(i) Exodos Life Sciences LP	Life science	Class A-1 Preferred Ownership Units	206,000	206,000	2.9%
Green Sun Medical LLC	Life science	2,193 Class A-1 Ownership units	50,000	50,000	0.7%
Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.4%
Green Sun Medical LLC	Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.4%
Riso Capital Fund I, LP	Technology	Ownership units	50,000	50,000	0.7%
Total other investments			$421,000	$421,000	6.0%
United States			$421,000	$421,000	6.0%
Canada			-	-
Rest of World			-	-
Total Other investments			$421,000	$421,000	6.0%

Total investments			$5,686,545	$6,821,407	97.5%
United States			$4,516,546	$5,486,011	78.4%
Canada			770,000	907,560	13.0%
Rest of World			400,000	427,836	6.1%
Total investments			$5,686,545	$6,821,407	97.5%

(a) based on total net assets of	$6,993,163

( i )	Kyto representatives sit on the Board of Directors of these companies.
*	These companies are headquartered outside of the US.
The accompanying notes are an integral part of these condensed interim financial statements.

KYTO TECHNOLOGY AND LIFE SCIENCE INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

The Company has one regular employee – the CEO, Mr, Paul Russo. Prior to December 31, 2020, Mr. Russo was acting as a consultant to the Company and did not receive contractual compensation for his services in the form of cash. As of January 1, 2021, Mr. Russo was engaged as an employee of the Company at a salary of $400,000 per annum of which 60% was paid monthly from January to April 2021, then 75% from May 2021, with the balance being deferred to be paid once the Company lists and starts trading on the Nasdaq exchange. The full terms of Mr. Russo’s employment are described in a Form 8-K filed on February 1, 2021, which was approved by the Compensation committee of the Board of Directors on that date. During the three months and six months ended September 30, 2021, Mr. Russo received gross pay of $90,000 and $170,000, respectively. No consulting fees and no options were granted to him during these periods. During the three months and six months ended September 30, 2020, Mr. Russo received no payroll or consulting fees, however in the three and six months ended September 30, 2020 he received a bonus of $50,000 and was granted options to purchase 215,000 shares of Common stock.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside the Company’s control and depend on M&A transactions or IPOs which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. As of the date of this filing, the Company had approximately $485,000 of cash to cover its operating expenses, and new investment requirements and is continuing to raise additional funding on a recurring monthly basis. If successful, it will have sufficient funding for further investments and ongoing operations. However, there is no assurance that the Company will be able to raise sufficient cash to cover its requirements on attractive terms, if at all, and whether it will be able to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements have been prepared assuming the Company will continue to operate as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Stay at home orders and general economic uncertainties arising out of the current Covid-19 epidemic have created additional delays and uncertainty. To date there has been no disruption to the Company’s business operations, although some of its portfolio investment companies report delays in their programs.

At March 31, 2020, management determined that the Company was an investment company for purposes of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946) disclosure, and adopted the specialized accounting and reporting guidance contained therein. Accordingly, a new company, Kyto Investments, Inc. (“KI”) was incorporated in Delaware in December 2020 in preparation for a restructuring and an N-2 Registration Statement filed in March 2021 for review by the SEC. KI is an internally managed, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Immediately upon effectiveness of this N-2 Registration Statement, the Company will merge with KI and the Company will be the surviving entity. As of the completion of the merger, the Company will constitute a “successor issuer” for the purposes of Rule 414 under the Securities Act and may continue the current offering by filing post-effective amendments to the Registration Statements. Prior to the merger, the Company had fewer than 100 non affiliated investors and filed under the 1934 Act relying on exemption Rule 3( c )(1).

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and six months ended September 30, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The condensed balance sheet as of March 31, 2021 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2021, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2021.

The Company’s condensed interim financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, stock-based compensation, and other contingencies.

The Company’s financial statements are prepared using the specialized accounting principles of ASC Topic 946. In accordance with this specialized accounting guidance, the Company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the Company will not apply consolidation or equity method of accounting to its investments. The carrying amount of the Company’s financial instruments such as cash and payables approximates fair value due to the short maturity of such instruments. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

(B) INVESTMENT TRANSACTIONS AND NET REALIZED AND UNREALIZED GAIN OR LOSS ON INVESTMENTS

The Company generates increases or decreases in its net assets from the sale of complete or partial investments following a merger or acquisition (“M&A”) transaction or restructuring or from the revaluation of portfolio company investments to recognize changes in their fair value, either upwards or downwards. As a minority early-stage investor, the Company does not have the ability to manage the timing or acceptance of liquidity events that will realize its investments, nor the ability to predict when they may happen, although as a general guideline, it would expect such events to occur approximately four to five years after its investments are made. The Company records the realized gains and losses from investment activities upon completion of sale and receipt of net proceeds, after deducting related transaction expenses. Realized gains or losses on the sale of investments, or upon the determination that an investment balance, or portion thereof, is not recoverable, are calculated using the specific identification method. The Company measures realized gains or losses by calculating the difference between the net proceeds from the repayment or sale and the cost basis of the investment. Net change in unrealized appreciation or depreciation reflects the change in the fair values of the Company’s portfolio investments during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The Company is in periodic contact with the management of its portfolio investment companies to provide a basis for valuation changes. The Company does not expect to receive interest and principal repayments on its convertible notes and generally expects these notes to convert into equity securities upon completion of qualified subsequent financings. Accrued interest is recorded as an adjustment to the fair value of the convertible notes.

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

Significant estimates during the three months and six months ended September 30, 2021 and September 30, 2020 include the valuation of the investment portfolio, deferred tax assets, tax valuation allowance, stock options and warrants.

(E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at September 30, 2021 and March 31, 2021, respectively.

(F) CONCENTRATIONS

The Company maintains its cash in bank checking and deposit accounts, which, at times, may exceed federally insured limits. As of September 30, 2021, and March 31, 2021, the Company’s bank balance exceeded the federally insured limit by approximately $70,000 and $1.2 million, respectively. The Company has not experienced any losses in such accounts through September 30, 2021.

(G) STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation” requires generally that all equity awards granted to employees and consultants be accounted for at fair value. This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model. The Company granted consultants and advisors 490,000 and 510,000 options during the three months ended September 30, 2021 and September 30, 2020, and 740,000 and 510,000 options during the six months ended September 30, 2021 and September 30, 2020, respectively.

(H) NET EARNINGS PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards Accounting Standard Codification Topic 260, “Earnings per Share”, basic earnings per common share is computed by dividing the net income less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding including the effect of common stock equivalents consisting of preferred stock, stock options and warrants. The following table sets out the number of shares used in calculating fully- diluted earnings per common share using the if-converted method.

Weighted Average method

Number of shares used in calculating fully- diluted earnings per common shares

	Three months ended September 30, 2021	Six months ended September 30, 2021
Common Stock	13,271,996	13,269,764
Common stock subscribed not issued	-	-
Series A preferred stock	4,200,000	4,200,000
Series B preferred stock	5,307,240	4,361,525
Options	2,962,792	2,835,262
Warrants	1,596,667	1,596,667

Total shares used in calculating fully-diluted earnings per common share	27,338,695	26,263,218

	Three months ended September 30, 2020	Six months ended September 30, 2020
Common Stock issued	5,836,832	5,836,832
Series A preferred stock	4,200,000	4,200,000
Series B preferred stock	1,830,208	1,250,595
Options	1,920,000	1,571,429
Warrants	4,200,000	4,200,000

Total shares used in calculating fully-diluted earnings per common share	17,987,040	17,058,856

(I ) INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

The Company reviews the performance of its investments based on available information, including management reports, press releases, web site announcements and progress reports, third party equity updates, management interviews and, where accessible, financial reports, to determine their fair values. In the event that management considers the fair value of an investment to be greater or less than the current book value, the difference will be reflected as unrealized gains or losses in investments in the statements of operations.

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing U.S. GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The Company has established procedures to estimate the fair value of its investments which the Company’s board of directors has reviewed and approved. The Company uses observable market data to estimate the fair value of investments to the extent that market data is available. In the absence of quoted market prices in active markets, or quoted market prices for similar assets or in markets that are not active, the Company uses the valuation methodologies described below with unobservable data based on the best available information in the circumstances, which incorporates the Company’s assumptions about the factors that a market participant would use to value the asset.

For investments for which quoted market prices are not available, which comprise most of our investment portfolio, fair value is estimated by using the income, market, or back-solve approach. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The market approach compares recent comparable transactions to the investment. The back solve method involves comparing available data over a period of time and inferring a new valuation based on changes from a known starting point, for example the cost of an investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our management and board.

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

The estimated fair values do not necessarily represent the amounts that may be ultimately realized due to the occurrence or nonoccurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of the valuation of the investments, the estimate of fair values may differ significantly from the value that would have been used had a broader market for the investments existed.

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

Critical accounting policies and practices are the policies that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. These include estimates of the fair value of Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 1 – Significant Accounting Policies” to our financial statements as of March 31, 2021, as filed with the SEC on August 10, 2021, for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

(J) RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

(K) OTHER CURRENT ASSETS

Other current assets principally include deferred offering costs. Since April 2019, the Company has conducted a series of sales of common and preferred stock to fund its ongoing investment program and cost of operations. Typically, it expects that raising capital through the sale of any series of securities, from start to finish, may take from six to nine months and in order to match the cost and benefits of this process, the Company adopted a policy of capitalizing direct expenses incurred in the course of raising capital, with the intention of netting accumulated expenses against proceeds from sale of equity, and reporting the net funds raised at the close. Direct expenses include legal fees, investor relations fees, investor roadshows and meeting expenses, and related filing and printing fees. At September 30, 2021 and March 31, 2021, the Company had deferred $230,434 and $169,891, respectively, of such expenses, relating to the preparation and filing of an N-2 Registration Statement.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of the date of this filing. The Company may be subject to litigation during the normal course of business but has not received any such claims to date.

NOTE 4 - RELATED PARTY TRANSACTIONS

At September 30, 2021 and March 31, 2021, the Company had accrued and owed $87,000 and $51,420, respectively, to officers of the Company for deferred payroll and consulting service fees.

At September 30, 2021, officers or directors of the Company held board positions at four portfolio companies: Beam Semiconductor Inc., Trellis Bioscience Inc., Exodos Life Sciences LP, and Achelios Therapeutics Inc.

NOTE 5 – INVESTMENTS

The following table summarizes the Company’s investment portfolio at September 30, 2021 and March 31, 2021.

	September 30, 2021		March 31, 2021
Number of portfolio companies	66		51
Fair value	$10,442,813		$6,821,407
Cost	7,904,636		5,686,545

% of portfolio at fair value
Convertible notes	3,801,833	36.4%	2,553,954	37.4%
Preferrred stock	4,538,653	43.5%	3,129,458	45.9%
Common stock	956,327	9.2%	391,995	5.7%
SAFE	575,000	5.5%	325,000	4.8%
Other ownership units	571,000	5.5%	421,000	6.2%
Total	$10,442,813	100%	$6,821,407	100%

A SAFE is a Simple Agreement for Future Equity in the form of a warrant to purchase equity stock in a future priced round.

Our investment portfolio represents approximately 96% of our net assets at September 30, 2021 and 98% at March 31, 2021. Investments in early-stage start-up private operating entities are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including subsequent financings, actual and projected results, and independent third-party valuation estimates.

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Management, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of September 30, 2021 and March 31, 2021. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not meant to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the materiality of the investment.

The following table summarizes the valuation techniques and significant unobservable inputs used for investments that are categorized within Level 3 of the fair value hierarchy as of September 30, 2021 and March 31, 2021:

	As of September 30, 2021
	Fair Value	Valuation Approach/ Technique	Unobservable Inputs	Range/ Weighted Average

Convertible notes: Basepaws Inc	$201,663	Market approach based on indicative term sheet and last round of financing	As if converted note and Series A term sheet of $37.5 million	50:50 weight
Convertible notes: Promaxo Inc	183,876	Market approach based on available comparables and financial performance	Conversion prospects, market yield, remaining maturity	5% yield
Convertible notes: Other	3,416,294	Market approach based on available comparables and financial performance	Conversion prospects, market yield, remaining maturity	1-12% yield
Preferred stock in private companies” Shyft Moving Inc	269,820	Market approach based on indicative term sheet and last round of financing	50/50 weighting to prior A-3 preferred and indicated pre Series B price. Forecast revenue from investor deck and 75% percentile for public company peer valuation ratios	Based on Series B valuation of $80 million
Preferred stock in private companies: Seal Rock Therapeutics Inc	199,112	Market approach based on indicative term sheet and last round of financing	50/50 weighting to prior Series seed preferred and indicated Note price. 75% percentile for public company peer valuation ratios	Based on new Note indication of $80 million
Preferred stock in private companies: Femto DX Inc	290,046	Market approach based on indicative term sheet and last round of financing	50/50 weighting to prior Series B-2 preferred price and public market. 75% percentile for public company peer valuation ratios	Based on Series B valuation of $170 million
Preferred stock in private companies: Promaxo Inc	1,034,984	Market approach based on available comparables and financial performance	a) Last round of financing for series B-2 price, 118% change in enterprise value @75th percentile b) revenue multiples 2021 13.3X 2022 9.3x	0%-168.3% 0.6x - 27.7x 0.5x - 59.4x
Preferred stock in private companies: Other	2,744,691	Market approach based on available comparables and financial performance	Market approach based on available information from portfolio companies	Various
Common stock in private companies	325,000	Market approach based on available comparables and financial performance	Historic or projected revenue and/or EBITDA multiples discounted for lack of marketability	Various
SAFE	575,000	Market approach based on available comparables and financial performance	Precedent and follow-on transactions adjusted for marketability	Various
Other investments	571,000	Market approach based on available comparables and financial performance	Precedent and follow-on transactions adjusted for marketability	Various
Total Investments	$9,811,486

	As of March 31, 2021
	Fair Value	Valuation Approach/ Technique	Unobservable Inputs	Range/ Weighted Average

Convertible notes: Kitotech Medical Inc	$326,871	Market approach based on available comparables and financial performance	Market cap of $28.51 million a, Public company 75th percentile As if converted 2020 note	Range : $28.514 million
Convertible notes	2,227,083	Market approach based on available comparables and financial performance	Conversion prospects, market yield, remaining maturity	1-12% yield
Preferred stock in private companies: Femto DX Inc	159,835	Market approach based on available comparables and financial performance	Based on Series B financing and public company peer multiples using 50:50 percentile	Market value of invested capital $58.66 million
Preferred stock in private companies: Neuroflow Inc	437,495	Market approach based on available comparables and financial performance	Based on Series Seed 2 and last round of financing - Series B	Market value of invested capital $57.98 million
Preferred stock in private companies: other	2,532,128	Market approach based on available comparables and financial performance	Market approach based on available information from portfolio companies	Various
Common stock in private companies	300,000	Market approach based on available comparables and financial performance	Historic or projected revenue and/or EBITDA multiples	Various
SAFE	325,000	Market approach based on available comparables and financial performance	Precedent and follow-on transactions adjusted for marketability	Various
Other investments	421,000	Market approach based on available comparables and financial performance	Precedent and follow-on transactions adjusted for marketability	Various
Total Investments	$6,729,412

The following table presents fair value measurements of investments, by major class, as of September 30, 2021, and March 31, 2021, according to the fair value hierarchy:

	As of September 30, 2021
	Quoted prices in active markets for identical securities	Significant other observable inputs	Significant unobservable inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Convertible notes	$-	$-	$3,801,833	$3,801,833
Preferred stock	-	-	4,538,653	4,538,653
Common stock	-	-	325,000	325,000
SAFEs	-	-	575,000	575,000
Other ownership interests	-	-	571,000	571,000
	-	-	9,811,486	9,811,486
Public Portfolio Companies
Common stock	631,327	-	-	631,327

Total Investments at Fair value	$631,327	$-	$9,811,486	$10,442,813

	As of March 31, 2021
Description	Level 1	Level 2	Level 3	Total
March 31, 2021
Investments at Fair Value
Private Portfolio Companies
Convertible notes	$-	$-	$2,553,954	$2,553,954
Preferred stock	-	-	3,129,458	3,129,458
Common stock	-	-	300,000	300,000
SAFEs	-	-	325,000	325,000
Other ownership interests	-	-	421,000	421,000
	-	-	6,729,412	6,729,412

Public Portfolio Companies
Common stock	91,995	-	-	91,995

Total Investments at Fair value	$91,995	$-	$6,729,412	$6,821,407

As of September 30, 2021, and March 31, 2021, all our investments were treated as Level 3 with the exception of two which are invested in common stock of a public company and treated as Level 1.

We focus on making our investments in the United States, Canada, and Israel. All investments are made and reported in U.S. dollars. Assets that are denominated in foreign currencies are translated into U.S. dollars at closing rates of exchange on the date of valuation. Transactions during the year are translated at the rate of exchange prevailing on the date of the transaction. The Company does not isolate that portion of results of operations resulting from the changes in foreign exchange rates on securities from fluctuations resulting from changes in market prices of such securities. Such foreign currency translation gains and losses are included in the net realized gains or losses from investments and net changes in unrealized gain or losses from investments on the statement of operations.

	America	Canada	Rest of World	Total
Fair value beginning of year March 31, 2021	$5,486,011	$907,560	$427,836	$6,821,407
New investments	1,668,091	200,000	350,000	2,218,091
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Net change in unrealized gains included in condensed Statements of Operations	1,360,028	29,556	13,731	1,403,315
Fair value end of six months September 30, 2021	$8,514,130	$1,137,116	$791,567	$10,442,813
Changes in unrealized gains or losses for the period included in Condensed Statement of Operations for assets held at the end of the reporting period.				$1,403,315

	America	Canada	Rest of World	Total
Fair value beginning of year March 31, 2020	$2,170,499	$245,000	$250,000	$2,665,499
New investments	540,000	150,000	50,000	740,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Net change in unrealized gains included in condensed Statements of Operations	438,953	21,947	17,348	478,248
Fair value end of six months September 30, 2020	$3,149,452	$416,947	$317,348	$3,883,747
Changes in unrealized gains or losses for the period included in Condensed Statement of Operations for assets held at the end of the reporting period.				$478,248

Working on the experience of our technical advisors, we limit our investments to fintech, technology, and life sciences.

	Fintech	Technology	Life science	Total
Fair value beginning of year March 31, 2021	$126,030	$1,394,318	$5,301,059	$6,821,407
New investments	-	590,600	1,627,491	2,218,091
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Net change in unrealized gains included in condensed Statements of Operations	-	45,531	1,357,784	1,403,315
Fair value end of six months September 30, 2021	$126,030	$2,030,449	$8,286,334	$10,442,813
Changes in unrealized gains or losses for the period included in Condensed Statement of Operations for assets held at the end of the reporting period.				$1,403,315

	Fintech	Technology	Life science	Total
Fair value beginning of year March 31, 2020	$101,500	$685,002	$1,878,997	$2,665,499
New investments	-	-	740,000	740,000
Proceeds from sale of investments	-	-	-	-
Realized gains	-	-	-	-
Net change in unrealized gains included in condensed Statements of Operations	24,530	37,769	415,949	478,248
Fair value end of six months September 30, 2020	$126,030	$722,771	$3,034,946	$3,883,747
Changes in unrealized gains or losses for the period included in Condensed Statement of Operations for assets held at the end of the reporting period.				$478,248

We invest in early-stage private companies developing products or solutions in the fields of fintech, technology and life sciences. Typically, we are investing in interest bearing notes that may be convertible into equity securities upon the completion of qualified subsequent financings, preferred stock, SAFEs or other forms of ownership. Typically notes carry a two-year term and are then rolled over for additional periods if no other maturity triggers have been achieved. If a convertible note investment were, in our judgment, to become impaired, we would reverse the accrued interest and adjust the valuation to reflect management’s assessment of fair value. If a convertible note investment exceeds its maturity date we would request the portfolio company to document an extension, as well as consider whether the overdue note, along with all other available performance data and management reviews lead us to consider whether there should be an adjustment in fair value of the investment. There were no transfers into or out of Level 3 during the three and six months ended September 30, 2021 and September 30, 2020.

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total

Fair value March 31, 2021	$2,553,954	$3,129,458	$391,995	$325,000	$421,000	$6,821,407
Conversions into preferred stock	-	-	-	-	-	-
New investments	1,027,491	600,000	190,600	250,000	150,000	2,218,091
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Unrealized gains included in condensed Statements of Operations	220,388	809,195	373,732	-	-	1,403,315
Fair value September 30, 2021	$3,801,833	$4,538,653	$956,327	$575,000	$571,000	$10,442,813

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total

Fair value March 31, 2020	$1,528,002	$701,497	$126,500	$73,500	$236,000	$2,665,499
Conversions into preferred stock	(597,984)	678,313	-	(80,329)	-	-
New investments	100,000	440,000	100,000	-	100,000	740,000
Proceeds from sale of investments	-	-	-	-	-	-
Realized gains	-	-	-	-	-	-
Unrealized gains included in condensed Statements of Operations	178,986	279,433	(62,000)	81,829	-	478,248
Fair value September 30, 2020	$1,209,004	$2,099,243	$164,500	$75,000	$336,000	$3,883,747

NOTE 6– EQUITY

(A)	PREFERRED STOCK

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

On March 2, 2021, in preparation for an intended IPO, the Company made an offer to all its preferred shareholders to protect them against the possibility that the IPO price might be less than their preferred stock price. Accordingly, Series A-1 and Series A-2 Preferred Stock were created, and the holders of Series A Preferred Stock were granted an opportunity to purchase shares of Common Stock at $0.40 per share. If shareholders purchased at least $6,000 of Common Stock, their shares of Series A Preferred Stock were exchanged for Series A-1 which is guaranteed to convert into shares of Common Stock at the same price as the IPO price, and if shareholders purchased a pro-rated amount of Common Stock their Series A Preferred Stock were exchanged for Series A-2 Preferred Stock which in turn is convertible into shares of Common Stock at a discount of 10% to the IPO price. In all other respects the Series A-1 and Series A-2 Preferred Stock has the same rights and obligations as the Series A Preferred Stock. As of September 30, 2021, 1,437,500 shares of Series A Preferred Stock had been exchanged for Series A-1 Preferred Stock, and 2,212,500 shares of Series A Preferred Stock had been exchanged for Series A-2 Preferred Stock, respectively, leaving outstanding 550,000 shares of Series A Preferred Stock (“Series A”) designated at a par value of $0.01 per share.

Series B

There were also 6,000,000 shares of Series B Preferred Stock (“Series B”) authorized designated at a par value of $0.01 per share. The Series B can be converted into shares of Common Stock upon listing of the Company on Nasdaq. In the event of any liquidation or winding up of the Company, the holders of the Series B shall be entitled to receive in preference to the holders of Common Shares and Series A Preferred Stock, a per share amount equal to two times (2 X) their original purchase price plus any declared but unpaid dividends (the Liquidation Preference). The holders of Series B shall be entitled to receive out of any funds of the Corporation at a time legally available for the declaration of dividends, dividends at a cumulative rate of 10% under such terms and conditions as the Board shall prescribe, provided, however, that in the event dividends shall be declared, dividends on issued and outstanding Series B shall be payable before any dividends shall be declared or paid upon or set apart for the Common Stock.

On March 2, 2021, in preparation for an intended future IPO, the Company made an offer to all its preferred shareholders to protect them against the possibility that the IPO price might be less than their preferred stock price. Accordingly, Series B-1 and Series B-2 Preferred Stock (“Series B-1” and “Series B-2”, respectively) were created, and the holders of the Series B were granted an opportunity to purchase shares of Common Stock at $0.40 per share. If shareholders purchased at least $6,000 of Common Stock, their Series B were exchanged for Series B-1 which is guaranteed to convert into shares of Common Stock at the same price as the IPO price, and if shareholders purchased a pro-rated amount of Common Stock their Series B were exchanged for Series B-2 which converts into shares of Common Stock at a discount of 10% to the IPO price. In all other respects, the Series B-1 and Series B-2 have the same rights and obligations as the Series B. At September 30, 2021, 1,166,406 shares of Series B had been exchanged for Series B-1, and 2,176,250 shares of Series B had been exchanged for Series B-2, respectively, leaving outstanding 286,250 shares of Series B. During the three and six months ended September 30, 2021, the Company sold 1,591,250 and 2,282,500 shares of Series B-1 Preferred Stock for $1,273,000 and $1,826,001, respectively.

As of September 30, 2021, the Company authorized an additional 3,000,000 shares of Series B stock designated as Series B-3 Preferred (“Series B-3”) bringing Series B to a total of 9,000,000 authorized shares with a par value of $0.01 per share. The Certificate of Designation of the Series B-3 shares was filed with the Delaware Secretary of State on October 5, 2021. The Series B-3 will be offered for $0.80 per share and accrue a cumulative dividend of 10% per annum. The remaining terms and conditions are substantially the same as for all other Series B shares, including mandatory conversion upon a majority vote of the Series B-3 shareholders, closing of a qualified financing of at least $10 million, or listing on a public stock exchange.

B) COMMON STOCK

The Company has authorized 40,000,000 shares of common stock at a par value of $0.01 per share. As of September 30, 2021, and March 31, 2021 a total of 13,287,621 and 9,983,082 shares of the Company’s common stock were issued and outstanding, respectively.

During the three and six months ended September 30, 2021, in connection with the amendment of Preferred Stock rights described in A above, the Company sold 3,285,789 shares of Common Stock for $1,314,317 of which $1,191,442 was received and accrued as subscription liability at March 31, 2021.

During each of the three and six months ended September 30, 2021, the Company issued 18,750 shares of Common Stock for $618, respectively, in connection with the exercise of stock options.

C) STOCK OPTIONS

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

During the three months ended September 30, 2021, and September 30, 2020, the Company issued a total of 490,000 and 510,000 non-qualified stock options, respectively, to consultants and advisors vesting over terms of two years. During the corresponding six months ended September 30, 2021, and September 30, 2020, the Company issued a total of 740,000 and 630,000 non-qualified stock options, respectively.

	Number of options granted	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2021	2,634,250	$0.05	8.13
Granted	740,000	0.07	9.42
Exercised	(18,750)	(0.03)	-
Cancelled	-	-	-
Outstanding September 30, 2021	3,355,500	$0.06	8.63

Exercisable September 30, 2021	2,085,041	$0.04	8.90

In connection with the grant of stock options the Company recognizes the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations.

	September 30, 2021	March 31, 2021
Stock Price at grant date	$0.07	$0.033 - $ 0.078
Exercise Price	$0.07	$0.033 - $ 0.078
Term in Years	0 - 2.00	0 - 2.00
Volatility assumed	196%	71% - 196%
Annual dividend rate	0.0%	0.0%
Risk free discount rate	0.12%	0.12% - 2.0%

The compensation expense calculated at time of grant is recognized over the vesting period for the options granted. During the three and six months ended September 30, 2021 the Company recognized $10,897 and $21,454, respectively, as stock-based compensation expense. For the corresponding three and six months ended September 30, 2020, the Company recognized $12,805 and $13,851, respectively.

The intrinsic value of outstanding options at September 30, 2021 was $62,580, and $56,987 of the option expense upon grant remained unrecognized at September 30, 2021 with a remaining vesting period of 1.44 years.

D) WARRANTS

In conjunction with the sale of Series A Stock Units, the Company issued 4,200,000 warrants to purchase common stock at a price of $1.20 per share for a period of three years. The Company did not bifurcate the value of the warrants as the fair value of the warrant was determined to be de minimis. The Company has not issued any warrants since September, 2019. At September 30, 2021 and March 31, 2021 the fair value of the warrants was de minimis.

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2020	4,200,000	$1.20	2.9
Granted	-	-	-
Exercised	(2,603,333)	$1.20	-
Cancelled	-	-	-
Outstanding September 30, 2020	1,596,667	$1.20	1.4

Exercisable March 31, 2020	4,200,000	$1.20	2.9
Exercisable September 30, 2020	1,596,667	$1.20	1.4

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2021	1,596,667	$1.20	1.4
Granted	-		-
Exercised	-		-
Cancelled	-		-
Outstanding September 30, 2021	1,596,667	$1.20	1.1

Exercisable March 31, 2021	1,596,667	$1.20	1.4
Exercisable September 30, 2021	1,596,667	$1.20	1.1

The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility. The assumptions used for warrant valuation were as follows:

Stock Price at grant date	$0.006
Exercise Price	$1.200
Term in Years	3.00
Volatility assumed	73%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

NOTE 7 – FINANCIAL HIGHLIGHTS

Per share data ( a)	Three months ended	Three months ended	Six months ended	Six months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net asset value	$0.82	$0.72	$0.82	$0.72
Net investment loss	$(0.03)	$(0.03)	$(0.06)	$(0.03)
Net unrealized gain on investments	$0.10	$0.05	$0.11	$0.08
Net increase in net assets	$0.08	$0.05	$0.05	$0.05

Ratios and Supplemental Data
Net assets, end of period	$10,817,894	$4,230,731	$10,817,894	$4,230,731

Weighted average common shares outstanding, end of period	13,271,996	5,836,832	13,269,764	5,836,832

Total operating expenses/net assets	3.3%	3.8%	6.8%	4.7%

Net investment loss/net assets	3.3%	3.8%	6.8%	4.7%

Total return	9.2%	7.5%	6.1%	6.6%

(a)	Per share data is based on the weighted average number of common shares outstanding at the end of the period.

NOTE 8 - SUBSEQUENT EVENTS

On October 5, 2021, the Company filed a Form 8-K announcing the Designation of 3,000,000 million shares of B-3 Preferred Stock. As of November 13, 2021, the Company has sold $546,000 of shares of Series B-3 Preferred Stock and invested $300,000 in three follow-on investments.

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

The Company was originally formed to acquire and develop proprietary drugs for the treatment of cancer, arthritis, and other autoimmune diseases and had been evaluating a number of strategies. As of March 31, 2018, the Company had accumulated a deficit of $32,380,746 from all prior operations. In April 2018, the Board adopted a new business plan focused on the development of early-stage technology and life science businesses through early stage investment funding. The Company has recruited a number of experienced investment consultants from a network that includes angel investors, corporate managers, sophisticated early stage investors and successful entrepreneurs with experience across a number of technology and life science products and markets, and relies on input from these advisors in conducting due diligence and making investment decisions. In order to offset the risk in early-stage investing, the Company works with angel investment groups and other sophisticated investors and participates only after these groups have completed due diligence and committed to invest, in effect becoming lead investors. The Company then completes its own due diligence and invests under identical terms as the lead investors. The Company will do follow-on investments in existing portfolio companies, assuming adequate progress, when portfolio companies initiate new financing rounds. The Company currently does not typically invest more than $250,000 in any single investment. Generally, the Company’s investments represent less than 5% ownership interests, and the Company therefore has no effective control or influence over the management or commercial decisions of the companies in which it invests. The Company plans to generate revenue from realized gains from the sale of the businesses in which it has invested, or some or all of its shareholdings in those cases where portfolio companies go public. Generally, it is expected that investments will be realized from an exit within a period of four to five years following initial investment. Such exits or liquidity events are outside the Company’s control and depend on merger and acquisition (“M&A”) transactions or an initial public offering (“IPO”) which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. Other than making its initial and, potentially, follow-on investments in its portfolio companies, the Company does not provide any financial support to any of its investees.

The Company has one regular employee – the CEO, Mr, Paul Russo. Prior to December 31, 2020, was acting as a consultant to the Company and did not receive contractual compensation for his services in the form of cash. As of January 1, 2021, Mr. Russo was engaged as an employee of the Company at a salary of $400,000 per annum of which 60% was paid monthly from January through April 2021, and 75% was paid in subsequent months, with the balance deferred to be paid once the Company lists and starts trading on the Nasdaq exchange. The full terms of Mr. Russo’s employment are described in a Form 8-K on February 1, 2021, incorporated by reference herein, which was approved by the Compensation committee of the Board of Directors on that date. During the three months ended September 30, 2021, Mr. Russo received $80,000 gross pay, no consulting fees and no options were granted. During the three months ended September 30, 2020, Mr. Russo received no payroll or consulting fees, and no options were granted to him.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside the Company’s control and depend on M&A transactions or IPOs which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. As of the date of this filing, the Company had approximately $485,000 of cash to cover its operating expenses, and new investment requirements, and is continuing to raise additional funding on a recurring monthly basis. If successful, it will have sufficient funding for further investments and ongoing operations. However, there is no assurance that the Company will be able to raise sufficient cash to cover its requirements on attractive terms, if at all, and whether it will be able to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Stay at home orders and general economic uncertainties arising out of the current Covid-19 epidemic have created additional delays and uncertainty. To date there has been no disruption to the Company’s business operations, although some of its portfolio investment companies report delays in their programs.

At March 31, 2020, management determined that the Company was an investment company for purposes of ASC 946 disclosure, and committed to follow the specialized accounting and reporting guidance contained therein. Accordingly, a new company, Kyto Investments, Inc. (“KI”) was incorporated in Delaware in December 2020 in preparation for a restructuring and an N-2 Registration Statement filed in March 2021 for review by the SEC. KI is an internally managed, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Immediately upon effectiveness of this N-2 Registration Statement, the Company will merge with KI and the Company will be the surviving entity. As of the completion of the merger, the Company will constitute a “successor issuer” for the purposes of Rule 414 under the Securities Act and may continue the current offering by filing post-effective amendments to the Registration Statements. Prior to the merger, the Company had fewer than 100 non-affiliated investors and filed under the 1934 Act relying on exemption Rule 3( c )(1).

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

Results of Operations

Revenue: In the three months and six months ended September 30, 2021 the Company reported no realized investment income as there were no liquidity events related to its investment portfolio. The Company reported $1,350,449 and $1,403,415 of unrealized gains from investments respectively, in these periods. In the three months and six months ended September 30, 2020 the Company reported no realized investment income as there were no liquidity events related to its investment portfolio. The Company reported $478,248 of unrealized gains from investments respectively, in these same periods.

.

Professional fees: In the three months and six months ended September 30, 2021, the Company reported $107,201 and $273,359, respectively, of professional fees, mainly for legal and accounting services. In the corresponding three months and six months ended September 30, 2020 the Company reported $63,605 and $76,543, respectively.

Other Operating expenses: Other operating expenses include payroll, consulting, and travel and conference fees associated with raising capital and review of investment deal-flow. In the three months and six months ended September 30, 2021, the Company incurred other operating expenses of $245,519 and $466,127, respectively. In the corresponding three months and six months ended September 30, 2020, the Company incurred other operating expenses of $96,506 and $122,936, respectively.

For the three months and six months ended September 30, 2021, the Company’s net increase in net assets resulting from operations was $996,133 and $662,341, respectively. For the corresponding three months and six months ended September 30, 2020, the Company’s net increase in net assets resulting from operations was $318,137 and $279,269, respectively.

During the three months ended September 30, 2021, the Company was subject to shelter in place regulations imposed by the State of California in mitigation of the spread of the Corona 19 virus. Since the Company does not have any dedicated office space and works virtually from the homes of its officers, there was no major disruption in working routines which continued by video and teleconference. Uncertainty arising from Covid 19 created a slow-down in the rate at which the Company was able to raise Series B funding, and thereby continue to make investments, however the Company did see a reduction in travel and investor relations expenses during the period. The Company has more than 60 discrete investments in a range of different industry and geographic segments, many of which are in the life science and medical space. While there is clearly a risk that our portfolio companies may be adversely affected in their ability to raise future funding or do business, there have been no management reports revealing major problems and some of our portfolio companies may actually benefit from new opportunities created. We believe that our policy of spreading our investments in relatively small amounts over a large number of portfolio companies helps mitigate some of the risk that might be suffered by any of our investments.

Liquidity and Capital Resources

The Company had net assets of $10,817,894 and $6,993,163 at September 30, 2021 and March 31, 2021, respectively. Cash was $316,124 and $1,437,868 at September 30, 2021 and March 31, 2021, respectively.

Cash from operating activities

The Company used net cash of $3,071,238 in operating activities during the six months ended September 30, 2021 compared to $909,564 used for the six months ended September 30, 2020. Main reasons for the higher level in 2021 were an increase in investments in portfolio companies and increased professional fees and operating expenses.

Cash from investing activities

No cash was used in investing activities.

Cash from financing activities

The Company had a net cash inflow from financing activities of $1,949,494 in the six months ended September 30, 2021 compared to $1,273,250 in the three months ended September 30, 2020. This inflow included $1,826,001 proceeds from the sale of Series B preferred stock, and $122,875 proceeds from the sale of common stock, respectively, in the six months ended September 30, 2021, compared to $1,270,000 from the sale of Series B preferred stock in the corresponding six month prior period ended September 30, 2020.

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

Significant estimates at September 30, 2021 and March 31, 2021 include the valuation of investments, deferred tax assets, tax allowance, stock options and warrants.

INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

The Company reviews the performance of its investments based on available information, including management reports, press releases, web site announcements and progress reports, third party equity updates, management interviews and, where accessible, financial reports, to determine their fair values. In the event that Management considers the fair value of an investment to be greater or less than the current book value, the difference will be reflected as unrealized gains or losses in investments in the statements of operations.

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The Company has established procedures to estimate the fair value of its investments which the Company’s board of directors has reviewed and approved. The Company uses observable market data to estimate the fair value of investments to the extent that market data is available. In the absence of quoted market prices in active markets, or quoted market prices for similar assets or in markets that are not active, the Company uses the valuation methodologies described below with unobservable data based on the best available information in the circumstances, which incorporates the Company’s assumptions about the factors that a market participant would use to value the asset.

For investments for which quoted market prices are not available, which comprise most of our investment portfolio, fair value is estimated by using the income, market, or back-solve approach. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The market approach compares recent comparable transactions to the investment. The back solve method involves comparing available data over a period of time and inferring a new valuation based on changes from a known starting point, for example the cost of an investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our management and board.

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

The estimated fair values do not necessarily represent the amounts that may be ultimately realized due to the occurrence or nonoccurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of the valuation of the investments, the estimate of fair values may differ significantly from the value that would have been used had a broader market for the investments existed.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the three months ended September 30, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2021. Notwithstanding this conclusion, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Management’s Report on Internal Control over Financial Reporting

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 based on the framework in Internal Controls—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2021 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. In addition, we have identified the following material weaknesses: (i) the Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as not to provide an adequate audit trail of entries made in the accounting software, and (ii) we have identified a material weakness in our internal controls relating to the accounting of transactions that are either highly complex and/or unusual in nature. In such instances, we seek to augment our internal accounting capabilities by obtaining assistance from third-parties who have greater expertise in such areas.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness. However, management believes that despite our material weaknesses, our financial statements for the three and six month periods ended September 30, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

The Corporation filed a certificate of Designation in April 2021 for the issue of up to 3,200,000 shares of Series B-1 Preferred stock to accredited investors under Section 4(2) or Rule 506 of Regulation D of the Securities Act 1933. As of the filing date, the Corporation had sold a total of 5,911,416 shares of Series B Preferred stock to accredited investors. The Company will use the net proceeds for investment purposes and operating expenses.

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

Date: November 18, 2021

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

By:	/s/ Simon Westbrook
Simon Westbrook Principal financial and accounting officer

Date: November 18, 2021

