Form 10-Q
period 2021-12-31
Kyto Technology & Life Science, Inc.
filed 2022-02-22
CIK 1164888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

13,287,621 Common Shares - $0.01 Par Value - as of February 18, 2022

Kyto Technology and Life Science, Inc.

For the quarterly period ended December 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kyto Technology and Life Science, Inc.

Condensed Statement of Assets and Liabilities

	December 31,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Investments at fair value (cost of $8,926,469 and $5,686,545, respectively)	$12,156,511	$6,821,407
Cash	608,223	1,437,868
Other assets	293,564	169,891
Total Assets	$13,058,298	$8,429,166

LIABILITIES

Liabilities
Accounts payable and accrued liabilities	$63,675	$193,141
Accrued liabilities - related parties	83,000	51,420
Common stock subscription liability	-	1,191,442
Total Liabilities	146,675	1,436,003

Commitments and Contingencies (Note 3)

Net Assets
Preferred stock authorized but not designated, $0.01 par value 16,800,000 shares, none issued or outstanding as of December 31, 2021 and March 31, 2021, respectively	-	-
Class A (including Class A-1 and A-2) preferred convertible stock, $0.01 par value, 4,200,000 shares designated, 4,200,000 issued and outstanding as of December 31, 2021 and March 31, 2021, respectively; aggregate liquidation preference of $6,720,000 at December 31, 2021 and March 31, 2021, respectively	42,001	42,001
Class B (including Class B-1, B-2 and B-3) preferred convertible stock, $0.01 par value, 9,000,000 shares designated, 8,087,656 and 3,628,906 issued and outstanding as of December 31, 2021 and March 31, 2021, respectively, aggregate liquidation preference of $6,951,945 at December 31, 2021 and $2,903,125 at March 31, 2021, respectively	80,877	36,289
Common stock, $0.01 par value, 40,000,000 shares authorized, 13,287,621 and 9,983,082 issued and outstanding as of December 31, 2021 and March 31 2021, respectively	132,876	99,831
Additional paid-in capital	44,630,564	39,772,228
Accumulated deficit	(31,974,695)	(32,957,186)

Total Net Assets	12,911,623	6,993,163

Total Liabilities and Net Assets	$13,058,298	$8,429,166

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statement of Operations

(Unaudited)

	For the Three months ended December 31,		For the Nine months ended December 31,
	2021	2020	2021	2020

INVESTMENT INCOME

Interest and other income	$-	$5	$-	$505

Total investment income	-	5	-	505

EXPENSES
Professional fees	98,241	91,669	371,600	168,212
Other operating expenses	273,473	241,047	741,089	363,983
Total expenses	371,714	332,716	1,112,689	532,195

Net investment loss	(371,714)	(332,711)	(1,112,689)	(531,690)

Net change in unrealized gain on investments	691,864	328,694	2,095,180	806,942

Net increase (decrease) in net assets resulting from operations	320,150	(4,017)	982,491	275,252

Less: dividends attributable to Class B-1, B-2 and B-3 Preferred Stock (see Note 2 (I))	(131,999)	-	(482,693)	-

Net increase (decrease) in net assets resulting from operations attributable to Common Shareholders	$188,151	$(4,017)	$499,798	$275,252

Basic earnings per Common Share,
Net increase in net assets resulting from operations per common share	$0.01	$-	$0.04	$0.04

Weighted average common shares outstanding	13,287,621	8,528,007	13,273,038	6,737,152

Fully-diluted earnings per Common Share,
Net increase in net assets resulting from operations per common share	$0.01	$-	$0.02	$0.02

Weighted average common shares outstanding	23,516,038	19,272,128	22,400,260	17,142,683

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statement of Changes in Net Assets for the Three and Nine months ended December 31, 2021

(Unaudited)

	Preferred A (Including Class A-1, A-2)	Preferred A Stock (Including Class A-1, A-2)	Preferred B (Including Class B-1, B-2, B-3)	Preferred B Stock (Including Class B-1, B-2, B-3)	Common	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Three months ended December 31, 2021
Balance, September 30, 2021	4,200,000	$42,001	5,911,406	$59,114	13,287,621	$132,876	$42,878,748	$(32,294,845)	$10,817,894
Net increase in net assets resulting from operations	-	-	-	-	-	-	-	320,150	320,150
Sale of Class B-3 Preferred stock at $0.80 per share	-	-	2,176,250	21,763	-	-	1,719,237	-	1,741,000
Compensation expense from stock options	-	-	-	-	-	-	32,579	-	32,579

Balance, December 31, 2021	4,200,000	$42,001	8,087,656	$80,877	13,287,621	$132,876	$44,630,564	$(31,974,695)	$12,911,623

Nine months ended December 31, 2021
Balance, March 31, 2021	4,200,000	$42,001	3,628,906	$36,289	9,983,082	$99,831	$39,772,228	$(32,957,186)	$6,993,163
Net increase in net assets resulting from operations	-	-	-	-	-	-	-	982,491	982,491
Sale of Class B-1 and B-3 Preferred stock at $0.80 per share	-	-	4,458,750	44,588	-	-	3,522,413	-	3,567,001
Sale of Common stock at $0.40 per share	-	-	-	-	3,285,789	32,858	1,281,459	-	1,314,317
Exercise of stock options	-	-	-	-	18,750	187	431	-	618
Compensation expense from stock options	-	-	-	-	-	-	54,033	-	54,033

Balance, December 31, 2021	4,200,000	$42,001	8,087,656	$80,877	13,287,621	$132,876	$44,630,564	$(31,974,695)	$12,911,623

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statement of Changes in Net Assets for the Three and Nine months ended December 31, 2020

(Unaudited)

	Preferred A	Preferred A Shares	Preferred B	Preferred B Shares	Common	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Three months ended December 31, 2020
Balance, September 30, 2020	4,200,000	$42,001	2,337,500	$23,375	5,836,832	$58,368	$37,211,970	$(33,104,983)	$4,230,731
Net decrease in net assets resulting from operations	-	-	-	-	-	-	-	(4,017)	(4,017)
Sale of Class B Preferred stock at $0.80 per share	-	-	753,906	7,539	-	-	595,586	-	603,125
Common stock issued for warrants and options exercise	-	-	-	-	3,965,000	39,650	1,526,580	-	1,566,230
Compensation expense from stock options	-	-	-	-	-	-	3,474	-	3,474

Balance, December 31, 2020	4,200,000	$42,001	3,091,406	$30,914	9,801,832	$98,018	$39,337,610	$(33,109,000)	$6,399,543

Nine months ended December 31, 2020
Balance, March 31, 2020	4,200,000	$42,001	812,500	$8,125	5,836,832	$58,368	$35,943,369	$(33,384,252)	$2,667,611
Net increase in net assets resulting from operations	-	-	-	-	-	-	-	275,252	275,252
Sale of Class B Preferred stock at $0.80 per share	-	-	2,278,906	22,789	-	-	1,850,336	-	1,873,125
Common stock issued for warrants and options exercise	-	-	-	-	3,965,000	39,650	1,526,579	-	1,566,229
Compensation expense from stock options	-	-	-	-	-	-	17,326	-	17,326

Balance, December 31, 2020	4,200,000	$42,001	3,091,406	$30,914	9,801,832	$98,018	$39,337,610	$(33,109,000)	$6,399,543

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	Nine months months ended
	December 31,
	2021	2020

Operating activities:
Net increase in net assets resulting from operations	$982,491	$275,252
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Net change in unrealized gain on investments	(2,095,180)	(806,942)
Stock option compensation expense	54,033	17,326
Change in operating assets and liabilities
Other assets	(123,673)	500
Accounts payable and accrued liabilities	(129,466)	47,708
Accrued liabilities to related parties	31,580	-
Purchases of investments	(3,328,478)	(2,410,000)
Proceeds from sale of investments	88,554	-
Net cash used in operating activities	(4,520,139)	(2,876,156)

Cash flows from financing activities:
Sale of Common stock in connection with preference rights (see Note 6)	122,875	-
Sale of Common stock from exercise of warrants and stock options	618	1,566,229
Sale of Class B-1 Preferred stock	1,626,000	1,873,125
Sale of Class B-3 Preferred stock	1,941,001	-
Deferred fundraising expenses	-	(36,409)
Receipt of SBA loan	-	1,000
Advances from related party	-	2,250
Net cash provided by financing activities	3,690,494	3,406,195

Net increase/(decrease) in cash	(829,645)	530,039

Cash, beginning of period	1,437,868	33,756
Cash, end of period	$608,223	$563,795

Supplemental cash flow information
Taxes paid	$800	$800
Supplemental schedule of noncash financing activities:
Conversion of common stock subscription liability to common stock	$1,191,442	$-

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Schedule of Investments as of December 31, 2021

(Unaudited)

	Portfolio Company		Industry	Investment	Cost	Fair value	% of net assets (a)
Convertible loan investments
	Abfero Pharmaceuticals Inc		Life science	Convertible Note, 6% due, December 2022	$11,447	$15,589	0.1%
( i )	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due, December 2021	100,000	127,200	1.0%
( i )	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due December 2021	25,000	30,540	0.2%
( i )	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due December 2021	50,000	57,595	0.4%
( i )	Achelios Therapeutics Inc.		Life science	Convertible Note Sidecar, 25% discount. No interest	50,000	50,000	0.4%
	AOA DX Inc		Life science	Convertible Note, 4%, due May 2024	100,000	102,575	0.8%
	Avisi Technologies Inc		Life science	Convertible Note, 8% due July 2022	50,000	55,688	0.4%
	Basepaws Inc		Life science	Convertible Note, 1% due April 2020	50,000	244,980	1.9%
	Basepaws Inc		Life science	Convertible Note, 6% due October 2023	150,000	150,000	1.2%
( i )	Beam Semiconductor Inc	*	Technology	Convertible Note, 8% due April 2022	150,000	180,082	1.4%
( i )	Beam Semiconductor Inc	*	Technology	Convertible Note, 8% due March 2021	50,000	57,299	0.4%
( i )	Beam Semiconductor Inc	*	Technology	Convertible Note, 8% due March 2022	100,000	105,721	0.8%
	CoLabs Inc		Life science	Convertible Note, 6% due February 2023	50,000	51,060	0.4%
	Corinnova Inc		Life science	Convertible Note, 6% due December 2024	100,000	106,723	0.8%
	Corinnova Inc		Life science	Convertible Note, 6% due December 2024	50,000	50,921	0.4%
	Cyberdontics Inc	*	Life science	Convertible Note, 8% due September 2022	30,000	71,733	0.6%
	Cyberdontics Inc	*	Life science	Convertible Note, 8% due February 2023	35,000	83,689	0.6%
	Cyberdontics Inc	*	Life science	Convertible Note, 0% no due date	35,000	35,000	0.3%
	Deep Blue Medical Advances Inc		Life science	Convertible Note, 6% due June 2022	50,000	53,107	0.4%
	Deep Blue Medical Advances Inc		Life science	Convertible Note, 6% due June 2022	50,000	50,181	0.4%
	Every Key Inc		Technology	Convertible Note, 5% due December 2023	100,000	110,288	0.9%
	Femto DX Inc.		Life science	Convertible Note, 12% due December 2022	100,000	100,526	0.8%
	Identical Inc		Life science	Convertible Note, 2% due May 2022	100,000	102,279	0.8%
( i )	INBay Technology Inc	*	Technology	Convertible Note, 12% due October 2020	50,000	69,101	0.5%
( i )	INBay Technology Inc	*	Technology	Convertible Note, 12% due July 2021	30,000	38,936	0.3%
( i )	INBay Technology Inc	*	Technology	Convertible Note, 12% due February 2022	50,000	61,162	0.5%
( i )	INBay Technology Inc	*	Technology	Convertible Note, 12% due December 2022	40,000	45,168	0.3%
( i )	INBay Technology Inc	*	Technology	Convertible Note, 12% due December 2023	50,000	54,437	0.4%
( i )	INBay Technology Inc	*	Technology	Convertible Note, 12% due December 2023	25,000	25,001	0.2%
	Iris R&D Group Inc	*	Technology	Convertible Note, 8% May 2023	50,000	52,455	0.4%
	Kiana Analytics Inc		Technology	Convertible Note, 3% December 2022	100,000	103,082	0.8%
	Kitotech Medical Inc		Life science	Convertible Note, 6% due December 2020	100,000	247,654	1.9%
	Kitotech Medical Inc		Life science	Convertible Note, 6% due November 2022	75,000	87,030	0.7%
	Lifewave Biomedical Inc		Life science	Convertible Note, 6% due December 2020	30,000	34,187	0.3%
	Lifewave Biomedical Inc		Life science	Convertible Note, 6% due December 2020	70,000	77,974	0.6%
	Lifewave Biomedical Inc		Life science	Convertible Note, 6% due December 2021	50,000	51,915	0.4%
	Lowell Therapeutics Inc		Life science	Convertible Note, 8% no due date	27,491	28,509	0.2%
	mmTron Inc		Technology	Convertible Note, 4% due April 2023	100,000	102,038	0.8%
	Navaux Inc		Life science	Convertible Note, 6% due December 2023	60,000	63,748	0.5%
	Neuro42 Inc.		Life science	Convertible Note, 8% due December 2023	50,000	53,573	0.4%
	Neuro42 Inc.		Life science	Convertible Note, 5% due November 2023	150,000	150,801	1.2%
	Octagon Therapeutics Inc		Life science	Convertible Note, 5% due June 2021	50,000	52,979	0.4%
	Octagon Therapeutics Inc		Life science	Convertible Note, 5% due June 2021	50,000	52,849	0.4%
	Perikinetics Inc		Life science	Convertible Note, 6% due May 2022	100,000	106,838	0.8%
	Preview Medical Inc		Life science	Convertible Note, 7% due May 2022	50,000	50,278	0.4%
	Preview Medical Inc		Life science	Convertible Note, 7% due January 2023	100,000	106,712	0.8%
	Promaxo Inc		Life science	Convertible note, 5% due July 2022	100,000	185,136	1.4%
	Rheos Inc		Life science	Convertible note, 8% due August 2026	100,000	103,090	0.8%
	Saccharo Inc		Life science	Convertible note, 7% due September 2022	50,000	51,697	0.4%
	SageMedic Corp		Life science	Convertible Note, 8% April 2021 plus warrants	50,000	60,893	0.5%
	SageMedic Corp		Life science	Convertible Note, 8% December 2022 plus warrants	75,000	81,460	0.6%
	Seal Rock Therapeutics Inc		Life science	Convertible Note , 6% due June 2023	100,000	100,000	0.8%
	Sensing Electromagnetic Plus Corp		Technology	Convertible Note, Fully reserved	50,000	1	0.0%
	Sensing Electromagnetic Plus Corp		Technology	Convertible Note, Fully reserved	11,048	1	0.0%
	Shyft (FKA Crater Group Inc)		Technology	Convertible Note, 6% due April 2023	100,000	100,000	0.8%
	Single Pass Inc		Life science	Convertible Note, 6% April 2024	50,000	51,726	0.4%
	Valfix Medical Inc	*	Life science	Convertible Note, 8% December 2021	50,000	123,160	1.0%
	Xpan Inc	*	Life science	Convertible Note, 8% due March 2022	50,000	57,310	0.4%
	Xpan Inc	*	Life science	Convertible Note, 8% due June 2022	25,000	28,052	0.2%
	Xpan Inc	*	Life science	Convertible Note, 8% due June 2022	25,000	28,047	0.2%
Total Convertible loan investments					$3,879,986	$4,679,776	36.2%
	United States				$3,034,986	$3,563,423	27.6%
	Canada				495,000	650,091	5.0%
	Rest of World				350,000	466,262	3.6%
Total Convertible loan investments					$3,879,986	$4,679,776	36.2%

Continued to next page

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Schedule of Investments as of December 31, 2021

(Unaudited)

	Portfolio Company		Industry	Investment	Cost	Fair value	% of net assets (a)
Preferred stock investments
	Altis Biosystems		Life science	22,028 shares of Series Seed Preferred	$50,000	$50,000	0.4%
	Astrocyte Pharmaceuticals Inc		Life science	260,756 shares of Series A Preferred	100,000	100,000	0.8%
	Cnote Group, Inc		Fintech	84,655 shares of series Seed-2 Preferred (converted SAFE)	51,500	59,783	0.5%
	Cnote Group, Inc		Fintech	93,807 shares of Series Seed-3 Preferred (converted note)	50,000	66,247	0.5%
	Colabs Inc		Life science	147,058 shares of Series A-1 Preferred	50,000	50,000	0.4%
	Connectus Services Ltd	*	Technology	31,348 shares of Series Seed Preferred	100,000	100,000	0.8%
	Deep Blue Medical Advances Inc		Life science	10,474 shares of Series A Preferred	49,996	49,997	0.4%
	Distasense Inc (FKA Life Detection Technologies Inc		Life science	117,813 shares of Series C Preferred	50,000	50,000	0.4%
	Eumentis Thereapeutics Inc		Life science	85,009 shares of Series A Preferred	100,000	100,000	0.8%
	FemtoDX Inc		Life science	42,436 shares of Series A Preferred	100,000	290,046	2.2%
	Healionics Corporation		Life science	35,075 of Series A-1 Preferred	100,000	100,000	0.8%
	i-Lumen Scientific Inc.		Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.4%
	i-Lumen Scientific Inc.		Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.4%
	Inhalon Biopharma Inc		Life science	18,843 shares of Series Seed Preferred	99,997	256,198	2.0%
	Kitotech Medical Inc		Life science	49,027shares of Series B Preferred	74,998	74,998	0.6%
	Light Line Medical Inc		Life science	62,849 shares of Series Seed Preferred (converted note)	30,000	38,031	0.3%
	Light Line Medical Inc		Life science	141,871 shares of Series Seed Preferred (converted note)	70,000	106,049	0.8%
	Light Line Medical Inc		Life science	40,323 shares of Series Seed preferred	25,000	25,000	0.2%
	Light Line Medical Inc		Life science	72,464 shares of Series A Preferred plus warrants	50,000	50,000	0.4%
	Lowell Therapeutics Inc		Life science	20,000 shares of Series A Preferred	50,000	50,000	0.4%
	Lowell Therapeutics Inc		Life science	20,000 shares of Series A Preferred	50,000	50,000	0.4%
	Lowell Therapeutics Inc		Life science	25,000 shares of Series B Preferred	100,000	100,001	0.8%
	Makani Science Inc		Life science	172,413 shares of Series Seed Preferred	50,000	50,000	0.4%
	Micronic Technologies Inc		Technology	51,929 shares of Series Seed-1 Preferred plus warrants	100,000	100,000	0.8%
	Nanochon Inc		Life science	200,401 shares of Series Seed Preferred	50,000	50,000	0.4%
	Neuroflow Inc		Life science	98,684 shares of Series Seed -2 Preferred	150,000	540,053	4.2%
	Neuroflow Inc		Life science	20,429 shares of Series B Preferred	100,000	136,829	1.1%
	New View Surgical, Inc.		Life science	53,825 shares of Series A-1 Preferred	75,000	75,000	0.6%
	New View Surgical, Inc.		Life science	58,220 shares of Series A-1 Preferred	100,000	100,000	0.8%
	Orion Biotechnology Inc	*	Life science	5,824 shares of Series A Preferred	100,000	100,000	0.8%
	Otomagnetics Inc		Life science	16,538 shares of Series A-1 Preferred	100,000	100,000	0.8%
	Partheous Inc		Life science	50,000 shares of Series A Preferred	50,000	50,000	0.4%
	Promaxo		Life science	104,248 shares of Series B-1 Preferred, (converted note)	250,000	1,034,684	8.0%
	SageMedic Corp		Life science	12,717 shares of Series A Preferred	10,389	10,389	0.1%
	Seal Rock Therapeutics, Inc.		Life science	68,075 shares of Series Seed Preferred, (converted note)	78,000	199,375	1.5%
	Shyft (FKA Crater Group Inc)		Technology	42,657 shares of Series A-1 Preferred (converted note)	51,500	107,059	0.8%
	Shyft (FKA Crater Group Inc)		Technology	28,147 shares of Series A Preferred (converted note)	50,000	91,771	0.7%
	Shyft (FKA Crater Group Inc)		Technology	21,774 shares of Series A-1 Preferred plus warrants	50,000	70,990	0.5%
( i )	Trellis Bioscience LLC		Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.4%
( i )	Trellis Bioscience LLC		Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.4%
( i )	Trellis Bioscience LLC		Life science	100,000 shares of Series B Preferred plus warrants	100,000	100,000	0.8%
	Trio Labs Inc		Life science	29,809 shares of Series Seed Preferred	50,000	50,000	0.4%
	Valfix Medical Inc	*	Life science	27,217 shares of Series Seed Preferred	50,000	105,607	0.8%
	Vesteck Inc		Life science	34,783 shares of Series A preferred	100,000	100,000	0.8%
	Visgenx Inc		Life science	7,833 shares of Series Seed-1 Preferred (converted note)	30,000	46,352	0.4%
	Visgenx Inc		Life science	4,132 shares of Series Seed Preferred (converted note)	25,000	25,648	0.2%
	Visgenx Inc		Life science	2,480 shares of Series Seed Preferred (converted note)	15,003	15,391	0.1%
Total Preferred stock investments					$3,286,383	$5,225,498	40.5%
	United States				$3,036,383	$4,919,891	38.2%
	Canada				200,000	200,000	1.5%
	Rest of World				50,000	105,607	0.8%
Total Preferred stock investments					$3,286,383	$5,225,498	40.5%

Common stock investments
	BendaRX Corp	*	Life science	12,500 Common shares	$100,000	$150,000	1.2%
	BendaRX Corp	*	Life science	12,500 Common shares	100,000	150,000	1.2%
	Kuantsol Inc		Technology	133.333 Common shares	25,000	25,000	0.2%
Total Common stock investments					$225,000	$325,000	2.5%
	United States				$25,000	$25,000	0.2%
	Canada				200,000	300,000	2.3%
	Rest of World				-	-	0.0%
Total Common stock investments					$225,000	$325,000	2.5%

Continued to next page

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Schedule of Investments as of December 31, 2021

(Unaudited)

Portfolio Company		Industry	Investment	Cost	Fair value	% of net assets (a)
Public common stock investments
Boardwalk Tech		Technology	75,000 Common shares	$65,600	$70,000	0.5%
Boardwalk Tech		Technology	150,000 Common shares	73,500	86,505	0.7%
Sanaby Health Acquisition Corp 1		Life science	50,000 Common shares	100,000	473,732	3.7%
Total Public common stock investments				$239,100	$630,237	4.9%
United States				$239,100	$630,237	4.9%
Canada				-	-	0.0%
Rest of World				-	-	0.0%
Total Public common stock investments				$239,100	$630,237	4.9%

SAFE investments
AOA DX inc		Life science	SAFE	$50,000	$50,000	0.4%
Infinidome Ltd	*	Technology	SAFE	50,000	50,000	0.4%
Infinidome Ltd	*	Technology	SAFE	50,000	50,000	0.4%
Infinidome Ltd	*	Technology	SAFE	100,000	100,000	0.8%
Madorra Inc	*	Life science	SAFE	100,000	100,000	0.8%
Mitre Medical Corp		Life science	SAFE	75,000	75,000	0.6%
Mitre Medical Corp		Life science	SAFE	50,000	50,000	0.4%
Orion Biotechnology Inc.	*	Life science	SAFE	100,000	100,000	0.8%
Polymertal Ltd	*	Technology	SAFE	150,000	150,000	1.2%
Total SAFE investments				$725,000	$725,000	5.6%
United States				175,000	175,000	1.3%
Canada				100,000	100,000	0.8%
Rest of World				450,000	450,000	3.5%
Total SAFE investments				$725,000	$725,000	5.6%

Other investments
Enduralock LLC		Technology	34.1 Series A-1 Ownership Units	$30,000	$30,000	0.2%
Enduralock LLC		Technology	39.7 Series A-1 Ownership Units	35,000	35,000	0.3%
Exodos Life Sciences LP		Life science	Class A-1 Preferred Ownership Units	206,000	206,000	1.6%
Green Sun Medical LLC		Life science	2,193 Class A-1 Ownership units	50,000	50,000	0.4%
Green Sun Medical LLC		Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.2%
Green Sun Medical LLC		Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.2%
Green Sun Medical LLC		Life science	4,386 Class A-1 Ownership units	100,000	100,000	0.8%
Riso Capital Fund I, LP		Technology	Ownership units	50,000	50,000	0.4%
Riso Capital Fund I, LP		Technology	Ownership units	50,000	50,000	0.4%
Total Other investments				$571,000	$571,000	4.4%
United States				$521,000	$571,000	4.4%
Canada				-	-	0.0%
Rest of World				50,000	-	0.0%
Total Other investments				$571,000	$571,000	4.4%

Total investments				$8,926,469	$12,156,511	94.2%
United States				$7,031,469	$9,884,551	76.6%
Canada				995,000	1,250,091	9.7%
Rest of World				900,000	1,021,869	7.9%
Total investments				$8,926,469	$12,156,511	94.2%
	(a) based on total net assets of $ 12,911,623
( i )	Kyto management sit on the Board of these companies.
*	These companies are headquartered outside of the US.

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Schedule of Investments as of March 31, 2021

(Unaudited)

	Portfolio Company		Industry	Investment	Cost	Fair value	% of net assets (a)
Convertible loan investments
( i )	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due, December 2021	$100,000	$121,173	1.7%
( i )	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due December 2021	25,000	29,033	0.4%
( i )	Achelios Therapeutics Inc.		Life science	Convertible Note, 8% due December 2021	50,000	54,581	0.8%
	Avisi Technologies Inc		Life science	Convertible Note, 8% due July 2022	50,000	52,674	0.8%
	Basepaws Inc		Life science	Convertible Note, 1% due April 2020	50,000	162,319	2.3%
( i )	Beam Semiconductor Inc	*	Technology	Convertible Note, 8% due April 2022	150,000	171,041	2.4%
( i )	Beam Semiconductor Inc	*	Technology	Convertible Note, 8% due March 2021	50,000	54,285	0.8%
	Corinnova Inc		Life science	Convertible Note, 6% due December 2024	100,000	102,318	1.5%
	Cyberdontics Inc	*	Life science	Convertible Note, 8% due September 2022	30,000	33,768	0.5%
	Cyberdontics Inc	*	Life science	Convertible Note, 8% due February 2023	35,000	38,053	0.5%
	Cyberdontics Inc	*	Life science	Convertible Note, 0% no due date	35,000	36,296	0.5%
	Deep Blue Medical Advances Inc		Life science	Convertible Note, 6% due June 2022	50,000	50,863	0.7%
	Every Key Inc		Technology	Convertible Note, 5% due December 2023	100,000	106,521	1.5%
	Identical Inc		Life science	Convertible Note, 2% due May 2022	100,000	100,844	1.4%
	INBay Technology Inc	*	Technology	Convertible Note, 12% due October 2020	50,000	59,721	0.9%
	INBay Technology Inc	*	Technology	Convertible Note, 12% due July 2021	30,000	34,149	0.5%
	INBay Technology Inc	*	Technology	Convertible Note, 12% due February 2022	50,000	56,640	0.8%
	INBay Technology Inc	*	Technology	Convertible Note, 12% due December 2022	40,000	41,552	0.6%
	Kiana Analytics Inc		Technology	Convertible Note, 3% December 2022	100,000	100,847	1.4%
	Kitotech Medical Inc		Life science	Convertible Note, 6% due December 2020	100,000	243,133	3.5%
	Kitotech Medical Inc		Life science	Convertible Note, 6% due November 2022	75,000	83,738	1.2%
	Lifewave Biomedical Inc		Life science	Convertible Note, 6% due December 2020	30,000	32,830	0.5%
	Lifewave Biomedical Inc		Life science	Convertible Note, 6% due December 2020	70,000	74,810	1.1%
	Navaux Inc		Life science	Convertible Note, 6% due December 2023	60,000	61,036	0.9%
	Neuro42 Inc.		Life science	Convertible Note, 8% due December 2023	50,000	50,559	0.7%
	Octagon Therapeutics Inc		Life science	Convertible Note, 5% due June 2021	50,000	51,110	0.7%
	Octagon Therapeutics Inc		Life science	Convertible Note, 5% due June 2021	50,000	50,966	0.7%
	Perikinetics Inc		Life science	Convertible Note, 6% due May 2022	100,000	102,318	1.5%
	Preview Medical Inc		Life science	Convertible Note, 7% due January 2023	100,000	101,918	1.5%
	SageMedic Corp		Life science	Convertible Note, 8% April 2021 plus warrants	50,000	57,879	0.8%
	SageMedic Corp		Life science	Convertible Note, 8% December 2022 plus warrants	75,000	77,086	1.1%
	Sensing Electromagnetic Plus Corp		Technology	Convertible Note, Fully reserved	50,000	1	0.0%
	Sensing Electromagnetic Plus Corp		Technology	Convertible Note, Fully reserved	11,048	1	0.0%
	Valfix Medical Inc	*	Life science	Convertible Note, 8% December 2021	50,000	52,510	0.8%
	Xpan Inc	*	Life science	Convertible Note, 8% due March 2022	50,000	54,296	0.8%
	Xpan Inc	*	Life science	Convertible Note, 8% due June 2022	25,000	26,545	0.4%
	Xpan Inc	*	Life science	Convertible Note, 8% due June 2022	25,000	26,540	0.4%
Total Convertible loan investments					$2,216,048	$2,553,954	36.5%
	United States				$1,596,048	$1,868,557	26.7%
	Canada				370,000	407,561	5.8%
	Rest of World				250,000	277,836	4.0%
Total Convertible loan investments					$2,216,048	$2,553,954	36.5%

Preferred stock investments
	Altis Biosystems		Life science	22,028 shares of Series Seed Preferred	$50,000	$50,000	0.7%
	Astrocyte Pharmaceuticals Inc		Life science	260,756 shares of Series A Preferred	100,000	100,000	1.4%
	Cnote Group, Inc		Fintech	84,655 shares of series Seed-2 Preferred (converted SAFE)	51,500	59,783	0.9%
	Cnote Group, Inc		Fintech	93,807 shares of Series Seed-3 Preferred (converted note)	50,000	66,247	0.9%
	Colabs Inc		Life science	147,058 shares of Series A-1 Preferred	50,000	50,000	0.7%
	Connectus Services Ltd	*	Technology	31,348 shares of Series Seed Preferred	100,000	100,000	1.4%
	Deep Blue Medical Advances Inc		Life science	10,474 shares of Series A Preferred	49,997	49,997	0.7%
	Eumentis Thereapeutics Inc		Life science	85,009 shares of Series A Preferred	100,000	100,000	1.4%
	FemtoDX Inc		Life science	42,436 shares of Series A Preferred	100,000	159,835	2.3%
	i-Lumen Scientific Inc.		Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.7%
	i-Lumen Scientific Inc.		Life science	50,000 shares of Series A Preferred plus warrants	50,000	50,000	0.7%
	Inhalon Biopharma Inc		Life science	18,843 shares of Series Seed Preferred	99,997	99,997	1.4%
	Light Line Medical Inc		Life science	62,849 shares of Series Seed Preferred (converted note)	30,000	38,031	0.5%
	Light Line Medical Inc		Life science	141,871 shares of Series Seed Preferred (converted note)	70,000	106,049	1.5%
	Light Line Medical Inc		Life science	40,323 shares of Series Seed preferred	25,000	25,000	0.4%
	Light Line Medical Inc		Life science	72,464 shares of Series A Preferred plus warrants	50,000	50,000	0.7%
	Lowell Therapeutics Inc		Life science	20,000 shares of Series A Preferred	50,000	50,000	0.7%
	Lowell Therapeutics Inc		Life science	20,000 shares of Series A Preferred	50,000	50,000	0.7%
	Micronic Technologies Inc		Technology	51,929 shares of Series Seed-1 Preferred plus warrants	100,000	100,000	1.4%
	Neuroflow Inc		Life science	98,684 shares of Series Seed -2 Preferred	150,000	224,998	3.2%
	Neuroflow Inc		Life science	20,429 shares of Series B Preferred	100,000	212,497	3.0%
	New View Surgical, Inc.		Life science	53,825 shares of Series A-1 Preferred	75,000	75,000	1.1%

Continued to next page

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Schedule of Investments as of March 31, 2021

(Unaudited)

	Portfolio Company		Industry	Investment	Cost	Fair value	% of net assets (a)
Preferred stock investments (continued)
	Otomagnetics Inc		Life science	16,538 shares of Series A-1 Preferred plus warrants	$100,000	$100,000	1.4%
	Promaxo		Life science	104,248 shares of Series B-1 Preferred, (converted note)	250,000	531,738	7.6%
	Seal Rock Therapeutics, Inc.		Life science	68,075 shares of Series Seed Preferred, (converted note)	78,000	80,329	1.1%
	Shyft (FKA Crater Group Inc)		Technology	42,657 shares of Series A-1 Preferred	51,500	97,940	1.4%
	Shyft (FKA Crater Group Inc)		Technology	28,147 shares of Series A Preferred (converted note)	50,000	64,626	0.9%
	Shyft (FKA Crater Group Inc)		Technology	21,774 shares of Series A-1 Preferred (converted note)	50,000	50,000	0.7%
( i )	Trellis Bioscience LLC		Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.7%
( i )	Trellis Bioscience LLC		Life science	50,000 shares of Series B Preferred plus warrants	50,000	50,000	0.7%
( i )	Trellis Bioscience LLC		Life science	100,000 shares of Series B Preferred plus warrants	100,000	100,000	1.4%
	Valfix Medical Inc	*	Life science	27,217 shares of Series Seed Preferred	50,000	50,000	0.7%
	Visgenx Inc		Life science	7,833 shares of Series Seed-1 Preferred (converted note)	30,000	46,352	0.7%
	Visgenx Inc		Life science	4,132 shares of Series Seed Preferred (converted note)	25,000	25,648	0.4%
	Visgenx Inc		Life science	2,480 shares of Series Seed Preferred (converted note)	15,003	15,391	0.2%
Total Preferred stock investments					$2,450,997	$3,129,458	44.8%
	United States				$2,300,997	$2,979,458	42.6%
	Canada				100,000	100,000	1.4%
	Rest of World				50,000	50,000	0.7%
Total Preferred stock investments					$2,450,997	$3,129,458	44.8%

Common stock investments
	BendaRX Corp	*	Life science	12,500 Common shares	$100,000	$150,000	2.1%
	BendaRX Corp	*	Life science	12,500 Common shares	100,000	150,000	2.1%
	Boardwalk Tech		Technology	150,000 Common shares	73,500	91,995	1.3%
Total Common stock investments					$273,500	$391,995	5.6%
	United States				$73,500	$91,995	1.3%
	Canada				200,000	300,000	4.3%
	Rest of World				-	-	0.0%
Total Common stock investments					$273,500	$391,995	5.6%

SAFE investments
	Infinidome Ltd	*	Technology	SAFE	$50,000	$50,000	0.7%
	Infinidome Ltd	*	Technology	SAFE	50,000	50,000	0.7%
	Mitre Medical Corp		Life science	SAFE	75,000	75,000	1.1%
	Mitre Medical Corp		Life science	SAFE	50,000	50,000	0.7%
	Orion Biotechnology Inc.	*	Life science	SAFE	100,000	100,000	1.4%
Total SAFE investments					$325,000	$325,000	4.6%
	United States				$125,000	$125,000	1.8%
	Canada				100,000	100,000	1.4%
	Rest of World				100,000	100,000	1.4%
Total SAFE investments					$325,000	$325,000	4.6%

Other investments
	Enduralock LLC		Technology	34.1 Series A-1 Ownership Units	$30,000	$30,000	0.4%
	Enduralock LLC		Technology	39.7 Series A-1 Ownership Units	35,000	35,000	0.5%
( i )	Exodos Life Sciences LP		Life science	Class A-1 Preferred Ownership Units	206,000	206,000	2.9%
	Green Sun Medical LLC		Life science	2,193 Class A-1 Ownership units	50,000	50,000	0.7%
	Green Sun Medical LLC		Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.4%
	Green Sun Medical LLC		Life science	1,096 Class A-1 Ownership units	25,000	25,000	0.4%
	Riso Capital Fund I, LP		Technology	Ownership units	50,000	50,000	0.7%
Total Other investments					$421,000	$421,000	6.0%
	United States				$421,000	$421,000	6.0%
	Canada				-	-	0.0%
	Rest of World				-	-	0.0%
Total Other investments					$421,000	$421,000	6.0%

Total investments					$5,686,545	$6,821,407	97.5%
	United States				$4,516,545	$5,486,010	78.4%
	Canada				770,000	907,561	13.0%
	Rest of World				400,000	427,836	6.1%
Total investments					$5,686,545	$6,821,407	97.5%

	(a) based on total net assets of $ 6,993,163
( i )	Kyto management sit on the Board of these companies.
*	These companies are headquartered outside of the US.

The accompanying notes are an integral part of these condensed interim financial statements.

Kyto Technology and Life Science, Inc.

Notes to Unaudited Condensed Financial Statements

December 31, 2021

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

The Company has one regular employee – the CEO, Mr. Paul Russo. Prior to December 31, 2020, he was acting as a consultant to the Company and did not receive contractual compensation for his services in the form of cash. As of January 1, 2021, Mr. Russo was engaged as an employee of the Company at a salary of $400,000 per annum of which $100,000 and $300,000 was earned in the three months and nine months ended December 31, 2021, respectively, of which a balance of $80,000 was deferred at December 31, 2021. No consulting fees and no options were granted to him during these periods. During the three months and nine months ended December 31, 2020, Mr. Russo received no payroll or consulting fees, however in the three and nine months ended December 31, 2020, he received a bonus of $50,000 and was granted options to purchase 215,000 shares of Common stock.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside the Company’s control and depend on M&A transactions or IPOs which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. As of December 31, 2021, the Company had approximately $600,000 of cash to cover its operating expenses, and new investment requirements and is continuing to raise additional funding on a recurring monthly basis. If successful, it will have sufficient funding for further investments and ongoing operations. However, there is no assurance that the Company will be able to raise sufficient cash to cover its requirements on attractive terms, if at all, and whether it will be able to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements have been prepared assuming the Company will continue to operate as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Stay at home orders and general economic uncertainties arising out of the current Covid-19 epidemic have created additional delays and uncertainty. To date there has been no disruption to the Company’s business operations, although some of its portfolio investment companies report delays in their programs.

At March 31, 2020, management determined that the Company was an investment company for purposes of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946) disclosure, and adopted the specialized accounting and reporting guidance contained therein. Accordingly, a new company, Kyto Investments, Inc. (“KI”) was incorporated in Delaware in December 2020 in preparation for a restructuring and an N-2 Registration Statement filed in March 2021 for review by the Securities and Exchange Commission (the “SEC”). KI is an internally managed, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Immediately upon effectiveness of this N-2 Registration Statement, the Company will merge with KI and the Company will be the surviving entity. As of the completion of the merger, the Company will constitute a “successor issuer” for the purposes of Rule 414 under the Securities Act and may continue the current offering by filing post-effective amendments to the Registration Statements. Prior to the merger, the Company had fewer than 100 non-affiliated investors and filed under the 1934 Act relying on exemption Rule 3(c)(1).

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and nine months ended December 31, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The condensed balance sheet as of March 31, 2021 was derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2021, included in the Annual Report on Form 10-K as filed with the SEC on August 10, 2021.

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

(B) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements as of and for three and six months ended September 30, 2021 and the three months ended June 30, 2021 have been restated to reflect the dividends attributable for the Class B-1, B-2 and B-3 Preferred Stock. The Class B-1, B-2 and B-3 Preferred Stock have cumulative dividends amounting to $98,968 and $350,694 for three and six months ended September 30, 2021, respectively, and $251,726 for the three months ended June 30, 2021. Previously, the Company did not present the cumulative dividends attributable to Class B-1, B-2 and B-3 Preferred Stock in its calculation of earnings (loss) per common share. To correct this misstatement, the Company has included dividends attributable to Class B-1, B-2 and B-3 Preferred Stock for the three and six months ended September 30, 2021 and three months ended June 30, 2021, in its calculation of earnings (loss) per common share below, resulting in a decrease of net income and increase in net loss attributable to common shareholders. There has been no change in the Company’s total assets, liabilities or operating results.

The correction of the errors is as follows:

	For the three months ended		For the six months ended
	September 30, 2021	June 30, 2021	September 30, 2021
Net increase (decrease) in net assets resulting from operations	$996,133	$(333,792)	$662,341
Less: Dividends attributable to Class B-1, B-2 & B-3 stockholders	(98,968)	(251,726)	(350,694)
Net increase (decrease) in net assets resulting from operations attributable to Common Shareholders (as restated)	$897,165	$(585,518)	$311,647

As restated:
Weighted Average Common Shares	13,273,871	13,268,871	13,270,794
Weighted Average Fully Diluted Shares	27,500,194	13,268,871	22,228,602
Basic Earnings (Loss) per common share	$0.07	$(0.04)	$0.02
Diluted Earnings (Loss) per common share	$0.04	$(0.04)	$0.01

As reported:
Weighted Average Common Shares	13,271,996	13,268,871	13,269,764
Weighted Average Fully Diluted Shares	27,338,695	13,268,871	26,263,218
Basic Earnings (Loss) per common share	$0.08	$(0.03)	$0.05
Diluted Earnings (Loss) per common share	$0.04	$(0.03)	$0.03

(C) INVESTMENT TRANSACTIONS AND NET REALIZED AND UNREALIZED GAIN OR LOSS ON INVESTMENTS

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

Significant estimates during the three months and nine months ended December 31, 2021 and March 31, 2021 include the valuation of the investment portfolio, deferred tax assets, tax valuation allowance, stock options and warrants.

(F) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2021 and March 31, 2021, respectively.

(G) CONCENTRATIONS

The Company maintains its cash in bank checking and deposit accounts, which, at times, may exceed federally insured limits. As of December 31, 2021, and March 31, 2021, the Company’s bank balance exceeded the federally insured limit by approximately $360,000 and $1.2 million, respectively. The Company has not experienced any losses in such accounts through December 31, 2021.

(H) STOCK-BASED COMPENSATION

Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation” requires generally that all equity awards granted to employees and consultants be accounted for at fair value. This fair value is measured at grant date for stock settled awards, and at subsequent exercise or settlement for cash-settled awards. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using the Black Scholes options pricing model. The Company granted consultants and advisors 1,550,000 and 217,500 options during the three months ended December 31, 2021 and December 31, 2020, and 2,290,000 and 847,500 options during the nine months ended December 31, 2021 and December 31, 2020, respectively.

(I) NET EARNINGS (LOSS) PER COMMON SHARE

In accordance with Statement of Financial Accounting Standards Accounting Standard Codification Topic 260, “Earnings per Share”, the Company uses the two-class method to compute net income (loss) per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of Class B-1, B-2 and B-3 of the Company’s convertible preferred stock are entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders and, as a result, are considered participating securities. As of December 31, 2021, convertible preferred stock dividends totaling $482,693 were accumulated and in arrears. As the Company’s Board of Directors had not declared such dividends payable, the Company has not recognized such dividend payable liability as of December 31, 2021, and will not recognize such dividend liability until they are declared by the Company’s Board of Directors. Notwithstanding, the Company has presented such dividend value as a component of the net increase (decrease) in net assets resulting from operations attributable to common shareholders in the calculation of basic and diluted earnings (loss) per common share.

Under the two-class method, for periods with net income, basic net income per share of common stock is computed by dividing the net income attributable to shares of common stock by the weighted average number of shares of common stock outstanding during the period. Net income attributable to shares of common stock is computed by subtracting from net income the portion of current period earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no contractual obligation to fund losses. Diluted net income per share of common stock is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus the potential dilutive effects of stock options, warrants and non-participating convertible preferred shares (Class A and B). In addition, the Company analyzes the potential dilutive effect of the outstanding convertible securities under the if-converted method when calculating diluted income per share of common stock in which it is assumed that the outstanding convertible securities convert into common stock at the beginning of the period or date of issuance, if the convertible security was issued during the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share of common stock during the period.

The following table sets out the number of shares used in calculating fully-diluted earnings per common share:

Weighted average method

Number of shares used in calculating fully diluted earnings per common shares (two-class method)

	Three months to December 31, 2021	Nine months to December 31, 2021
Common stock	13,287,621	13,273,038
Class A Preferred Stock	4,200,000	4,200,000
Class B Preferred Stock	286,250	286,250
Options	4,145,500	3,044,305
Warrants	1,596,667	1,596,667

Total shares used in calculating fully-diluted earnings per common share, two-class method	23,516,038	22,400,260

Weighted average method

Number of shares used in calculating fully diluted earnings per common shares (if-converted method)

	Three months to December 31, 2020	Nine months to December 31, 2020
Common stock	8,528,007	5,836,831
Class A Preferred Stock	4,200,000	4,200,000
Class B Preferred Stock	2,789,954	1,933,912
Options	2,157,500	1,842,873
Warrants	1,596,667	3,329,067

Total shares used in calculating fully-diluted earnings per common share, if-converted method	19,272,128	17,142,683

(J) INVESTMENT AND VALUATION OF INVESTMENT AT FAIR VALUE

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

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumptions may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparable, the principal market and enterprise values, environmental factors, subsequent financings by the portfolio investment, among other factors.

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

Critical accounting policies and practices are the policies that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. These include estimates of the fair value of Level 3 investments and other estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ materially from such estimates. See “Note 1 – Significant Accounting Policies” to our financial statements as of March 31, 2021, as filed with the SEC on August 10, 2021, for further detail regarding our critical accounting policies and recently issued or adopted accounting pronouncements.

(K) RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

(L) OTHER ASSETS

Other assets principally include deferred offering costs. Since April 2019, the Company has conducted a series of sales of common and preferred stock to fund its ongoing investment program and cost of operations. Typically, it expects that raising capital through the sale of any series of securities, from start to finish, may take from six to nine months and in order to match the cost and benefits of this process, the Company adopted a policy of capitalizing direct expenses incurred in the course of raising capital, with the intention of netting accumulated expenses against proceeds from sale of equity, and reporting the net funds raised at the close. Direct expenses include legal fees, investor relations fees, investor roadshows and meeting expenses, and related filing and printing fees. At December 31, 2021 and March 31, 2021, the Company had deferred $293,564 and $169,891, respectively, of such expenses, relating to the preparation and filing of an N-2 Registration Statement.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of the date of this filing. The Company may be subject to litigation during the normal course of business but has not received any such claims to date.

NOTE 4 - RELATED PARTY TRANSACTIONS

At December 31, 2021 and March 31, 2021, the Company had accrued and owed $83,000 and $51,420, respectively, to officers of the Company for deferred payroll and consulting service fees.

At December 31, 2021, officers or directors of the Company held board positions at four portfolio companies: Beam Semiconductor Inc., Achelios Therapeutics Inc., Trellis Bioscience LLC and INBay Technology Inc. At March 31, 2021, officers or directors of the Company held board positions at four portfolio companies: Beam Semiconductor Inc., Achelios Therapeutics Inc., Trellis Bioscience LLC and Exodos Life Sciences LP.

NOTE 5 – INVESTMENTS

The following table summarizes the Company’s investment portfolio at December 31, 2021 and March 31, 2021.

	December 31, 2021		March 31, 2021
Number of portfolio companies	69		51
Fair value	$12,156,511		$6,821,407
Cost	8,926,469		5,686,545

% of portfolio at fair value
Convertible notes	4,679,776	38.4%	2,553,954	37.4%
Preferred stock	5,225,498	43.0%	3,129,458	45.9%
Common stock	955,237	7.9%	391,995	5.7%
SAFE	725,000	6.0%	325,000	4.8%
Other ownership units	571,000	4.7%	421,000	6.2%
Total	$12,156,511	100.0%	$6,821,407	100.0%

A SAFE is a Simple Agreement for Future Equity in the form of a warrant to purchase equity stock in a future priced round.

Our investment portfolio represents approximately 94% and 97% of our net assets at December 31, 2021 and March 31, 2021, respectively. Investments in early-stage start-up private operating entities are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including subsequent financings, actual and projected results, and independent third-party valuation estimates.

Significant Unobservable Inputs for Level 3 Assets and Liabilities

In accordance with FASB ASC 820, Fair Value Management, the tables below provide quantitative information about the Company’s fair value measurements of its Level 3 assets as of December 31, 2021 and March 31, 2021. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not meant to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant with respect to the Company’s Level 3 fair value measurements. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the materiality of the investment.

The following table summarizes the valuation techniques and significant unobservable inputs used for investments that are categorized within Level 3 of the fair value hierarchy as of December 31, 2021 and March 31, 2021:

	As of December 31, 2021
	Fair Value	Valuation Approach/ Technique	Unobservable Inputs	Range/ Weighted Average

Convertible notes: Basepaws Inc	$394,980	Market approach based on indicative term sheet and last round of financing	As if converted note and Series A term sheet of $37.5 million	Various

Convertible notes: Cyberdontics Inc	190,422	Valuation based on indicative securities transaction using a backsolve calculation to approximate value.	Market cap of $12 million on current SAFE offering applied to cap table	Various

Convertible notes: Promaxo Inc	185,136	Market approach based on available comparables and financial performance	Conversion prospects, market yield, remaining maturity	5% yield

Convertible notes: Other	3,909,238	Market approach based on available comparables and financial performance	Conversion prospects, market yield, remaining maturity	1-12% yield

Preferred stock in private company: Inhalon Inc	256,198	Valuation based on indicative securities transaction using a backsolve calculation to approximate value.	Market cap of $40 million on current note offering, and cap table	Various

Preferred stock in private company: Neuroflow Inc	676,882	Valuation based on indicative securities transaction using a backsolve calculation to approximate value.	Weighting applied to $17 million valuation and 6-7x forecast revenue	Various

Preferred stock in private company: Valfix Inc	105,607	Valuation based on indicative securities transaction using a backsolve calculation to approximate value.	Market value of $29.5 million invested capital applied to cap table	Various

Preferred stock in private companies Shyft Moving Inc	269,820	Market approach based on indicative term sheet and last round of financing	50/50 weighting to prior A-3 preferred and indicated pre Series B price. Forecast revenue from investor deck and 75% percentile for public company peer valuation ratios	Based on Series B valuation of $80 million

Preferred stock in private companies: Seal Rock Therapeutics Inc	199,375	Market approach based on indicative term sheet and last round of financing	50/50 weighting to prior series seed preferred and indicated note price. 75% percentile for public company peer valuation ratios	Based on new note indication of $80 million

Preferred stock in private companies: Femto DX Inc	290,046	Market approach based on indicative term sheet and last round of financing	50/50 weighting to prior series B-2 preferred price and public market. 75% percentile for public company peer valuation ratios	Based on Series B valuation of $170 million

Preferred stock in private companies: Promaxo Inc	1,034,684	Market approach based on available comparables and financial performance	a) Last round of financing for series B-2 price, 118% change in enterprise value at 75th percentile; b) revenue multiples 2021 13.3x 2022 9.3x	0%-168.3% 0.6x - 27.7x 0.5x - 59.4x

Preferred stock in private companies: Other	2,392,886	Market approach based on available comparables and financial performance	Market approach based on available information from portfolio companies	Various

Common stock in private companies	325,000	Market approach based on available comparables and financial performance	Historic or projected revenue and/or EBITDA multiples discounted for lack of marketability	Various

SAFE	725,000	Market approach based on available comparables and financial performance	Precedent and follow-on transactions adjusted for marketability	Various

Total Investments	$10,955,274

	As of March 31, 2021
	Fair Value	Valuation Approach/ Technique	Unobservable Inputs	Range/ Weighted Average

Convertible notes: Kitotech Medical Inc	326,871	Market approach based on available comparables and financial performance	Market cap of $28.51 million a public company 75th percentile as if converted 2020 note	Range : $28.514 million

Convertible notes	2,227,083	Market approach based on available comparables and financial performance	Conversion prospects, market yield, remaining maturity	1-12% yield

Preferred stock in private companies: Femto DX Inc	159,835	Market approach based on available comparables and financial performance	Based on Series B financing and public company peer multiples using 50:50 percentile	Market value of invested capital $58.66 million

Preferred stock in private companies: Neuroflow Inc	437,495	Market approach based on available comparables and financial performance	Based on Series Seed 2 and last round of financing - Series B	Market value of invested capital $57.98 million

Preferred stock in private companies: other	2,532,128	Market approach based on available comparables and financial performance	Market approach based on available information from portfolio companies	Various

Common stock in private companies	300,000	Market approach based on available comparables and financial performance	Historic or projected revenue and/or EBITDA multiples	Various

SAFE	325,000	Market approach based on available comparables and financial performance	Precedent and follow-on transactions adjusted for marketability	Various

Other investments	421,000	Market approach based on available comparables and financial performance	Precedent and follow-on transactions adjusted for marketability	Various
Total Investments	6,729,412

The following table presents fair value measurements of investments, by major class, as of December 31, 2021, and March 31, 2021, according to the fair value hierarchy:

	As of December 31, 2021
	Quoted prices in active markets for identical securities	Significant other observable inputs	Significant unobservable inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments at Fair Value
Private Portfolio Companies
Convertible notes	$-	$-	$4,679,776	$4,679,776
Preferred stock	-	-	5,225,498	5,225,498
Common stock	-	-	325,000	325,000
SAFEs	-	-	725,000	725,000
	-	-	10,955,274	10,955,274
Public Portfolio Companies
Common stock	630,237	-	-	630,237

Total Investments at Fair value	$630,237	$-	$10,955,274	$11,585,511

All investments were treated as Level 3 at December 31, 2021 with the exception of four companies, two of which are invested in common stock of the public companies and treated as Level 1 and two of which valued at net asset value (NAV) as practical expedient and valued at $571,000.

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

	America	Canada	Rest of World	Total
Fair value beginning of year March 31, 2021	$5,486,011	$907,560	$427,836	$6,821,407
New investments	2,653,478	225,000	450,000	3,328,478
Proceeds from sale of investments	(88,554)	-	-	(88,554)
Net change in unrealized gains included in condensed Statements of Operations	1,833,616	117,531	144,033	2,095,180
Fair value end of nine months December 31, 2021	$9,884,551	$1,250,091	$1,021,869	$12,156,511
Changes in unrealized gains or losses for the period included in Condensed Statement of Operations for assets held at the end of the reporting period.				$2,095,180

	America	Canada	Rest of World	Total
Fair value beginning of year March 31, 2020	$2,170,499	$245,000	$250,000	$2,665,499
New investments	1,935,000	425,000	50,000	2,410,000
Net change in unrealized gains included in condensed Statements of Operations	656,188	129,374	21,381	806,943
Fair value end of nine months December 31, 2020	$4,761,687	$799,374	$321,381	$5,882,442
Changes in unrealized gains or losses for the period included in Condensed Statement of Operations for assets held at the end of the reporting period.				$806,943

Working on the experience of our technical advisors, we limit our investments to fintech, technology, and life sciences.

	Fintech	Technology	Life science	Total
Fair value beginning of year March 31, 2021	$126,030	$1,394,318	$5,301,059	$6,821,407
New investments	-	815,600	2,512,878	3,328,478
Proceeds from sale of investments	-	-	(88,554)	(88,554)
Net change in unrealized gains included in condensed Statements of Operations	-	61,179	2,034,001	2,095,180
Fair value end of nine months December 31, 2021	$126,030	$2,271,097	$9,759,384	$12,156,511
Changes in unrealized gains or losses for the period included in Condensed Statement of Operations for assets held at the end of the reporting period.				$2,095,180

	Fintech	Technology	Life science	Total
Fair value beginning of year March 31, 2020	$101,500	$685,002	$1,878,997	$2,665,499
New investments	-	325,000	2,085,000	2,410,000
Net change in unrealized gains included in condensed Statements of Operations	24,530	74,158	708,255	806,943
Fair value end of nine months December 31, 2020	$126,030	$1,084,160	$4,672,252	$5,882,442
Changes in unrealized gains or losses for the period included in Condensed Statement of Operations for assets held at the end of the reporting period.				$806,943

We invest in early-stage private companies developing products or solutions in the fields of fintech, technology and life sciences. Typically, we are investing in interest bearing notes that may be convertible into equity securities upon the completion of qualified subsequent financings, preferred stock, SAFEs or other forms of ownership. Typically notes carry a two-year term and are then rolled over for additional periods if no other maturity triggers have been achieved. If a convertible note investment were, in our judgment, to become impaired, we would reverse the accrued interest and adjust the valuation to reflect management’s assessment of fair value. If a convertible note investment exceeds its maturity date we would request the portfolio company to document an extension, as well as consider whether the overdue note, along with all other available performance data and management reviews lead us to consider whether there should be an adjustment in fair value of the investment. There were no transfers into or out of Level 3 during the three and nine months ended December 31, 2021 and December 31, 2020.

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total

Fair value March 31, 2021	$2,553,954	$3,129,458	$391,995	$325,000	$421,000	$6,821,407
New investments	1,752,491	835,387	190,600	400,000	150,000	3,328,478
Proceeds from sale of investments	(88,554)		-	-	-	(88,554)
Unrealized gains included in condensed Statements of Operations	461,885	1,260,653	372,642	-	-	2,095,180
Fair value December 31, 2021	$4,679,776	$5,225,498	$955,237	$725,000	$571,000	$12,156,511

	Convertible notes	Preferred stock	Common stock	SAFEs	Other ownership interests	Total

Fair value March 31, 2020	$1,528,002	$701,497	$126,500	$73,500	$236,000	$2,665,499
Conversions into preferred stock	(597,984)	678,313	-	(80,329)	-	-
New investments	935,000	1,025,000	200,000	150,000	100,000	2,410,000
Unrealized gains included in condensed Statements of Operations	556,954	67,665	65,495	81,829	35,000	806,943
Fair value December 31, 2020	$2,421,972	$2,472,475	$391,995	$225,000	$371,000	$5,882,442

NOTE 6 – EQUITY

A) PREFERRED STOCK

Class A

The Company has sold 4,200,000 Class A Stock Units (“Units”) consisting of one share of Class A Preferred Stock (“Class A”) designated at a par value of $0.01 per share and one warrant to purchase a share of Common Stock at $0.80 per share. The Units were sold in a private placement to accredited investors. The Class A will be converted into shares of Common Stock upon listing of the Company on Nasdaq or NYSE. In the event of any liquidation or winding up of the Company, the holders of the Class A shall be entitled to receive in preference to the holders of shares of Common Stock a per share amount equal to two times (2x) their original purchase price plus any declared but unpaid dividends. All share issuances and obligations are recognized on the books and stock register.

On March 2, 2021, in preparation for an intended IPO, the Company made an offer to all its preferred stockholders to protect them against the possibility that the IPO price might be less than their preferred stock price. Accordingly, Class A-1 Preferred Stock and Class A-2 Preferred Stock were created, and the holders of Class A were granted an opportunity to purchase shares of Common Stock at $0.40 per share. If Class A stockholders purchased at least $6,000 of Common Stock, their shares of Class A Preferred Stock were exchanged for shares of Class A-1 Preferred Stock which is guaranteed to convert into shares of Common Stock at the same price as the IPO price, and if stockholders purchased a pro-rated amount of Common Stock, their shares of Class A Preferred Stock were exchanged for Class A-2 Preferred Stock which in turn is convertible into shares of Common Stock at a discount of 10% to the IPO price. In all other respects the Class A-1 Preferred Stock and Class A-2 Preferred Stock have the same rights and obligations as the Class A Preferred Stock. As of December 31, 2021, 1,437,500 shares of Class A Preferred Stock had been exchanged for Class A-1 Preferred Stock, and 2,212,500 shares of Class A Preferred Stock had been exchanged for Class A-2 Preferred Stock, respectively, leaving outstanding 550,000 shares of Class A.

Class B

There are 9,000,000 shares of Class B Preferred Stock (“Class B”) authorized designated at a par value of $0.01 per share. This designation includes Classes B, B-1, B-2, and B-3. The Class B will be converted into shares of Common Stock upon listing of the Company on Nasdaq or NYSE. In the event of any liquidation or winding up of the Company, the holders of the Class B shall be entitled to receive in preference to the holders of Common Shares and Class A Preferred Stock, a per share amount equal to one times (1x) their original purchase price plus any declared but unpaid dividends. The holders of Class B shall be entitled to receive dividends either first or simultaneously with dividends declared, set apart or paid, on Junior Stock.

On March 2, 2021, in preparation for an intended future IPO, the Company made an offer to all its preferred stockholders to protect them against the possibility that the IPO price might be less than their preferred stock price. Accordingly, Class B-1 and Class B-2 Preferred Stock (“Class B-1” and “Class B-2”, respectively) were created, and the holders of the Class B were granted an opportunity to purchase shares of Common Stock at $0.40 per share. If stockholders purchased at least $6,000 of Common Stock, their Class B were exchanged for Class B-1 which is guaranteed to convert into shares of Common Stock at the same price as the IPO price, and if stockholders purchased a pro-rated amount of Common Stock their Class B were exchanged for Class B-2 which converts into shares of Common Stock at a discount of 10% to the IPO price. The Class B-1 and B-2 accrue a dividend of 10% per annum payable only in the event of an IPO or liquidation event in common stock assuming it was first converted into B-1 or B-2 as the case may be at the Original Issue Price. In all other respects, the Class B-1 and Class B-2 have the same rights and obligations as the Class B. At December 31, 2021, 1,166,406 shares of Class B had been exchanged for Class B-1, and 2,176,250 shares of Class B had been exchanged for Class B-2, respectively, leaving outstanding 286,250 shares of Class B. During the three and nine month periods ended December 31, 2021, the Company sold 2,176,250 and 4,458,750 shares of Class B-1 Preferred Stock for $1,741,000 and $3,567,001, respectively.

As of December 31, 2021, the Company authorized 3,000,000 shares of Class B-3 Preferred (“Class B-3”). The Certificate of Designation of the Class B-3 shares was filed with the Delaware Secretary of State on October 5, 2021. The Class B-3 will be offered for $0.80 per share and have a cumulative dividend of 10% per annum payable only when as and if declared by the Board. The remaining terms and conditions are substantially the same as for all other Class B shares, including mandatory conversion upon a majority vote of the Class B-3 stockholders, closing of a qualified financing of at least $10 million, or listing on NYSE or NASDAQ. As of the date of this filing, the board of directors has not declared any dividends.

B) COMMON STOCK

The Company has authorized 40,000,000 shares of common stock at a par value of $0.01 per share. As of December 31, 2021, and March 31, 2021 a total of 13,287,621 and 9,983,082 shares of the Company’s common stock were issued and outstanding, respectively.

During the three and nine month periods ended December 31, 2021, in connection with the amendment of Preferred Stock rights described in A) Preferred Stock above, the Company had sold zero and 3,285,789 shares of Common Stock for $0 and $1,314,317, of which $1,191,442 was received and accrued as subscription liability at March 31, 2021.

During each of the three and nine month periods ended December 31, 2021, the Company issued zero and 18,750 shares of Common Stock for $0 and $618, respectively, in connection with the exercise of stock options.

C) STOCK OPTIONS

In April 2018, the Board approved the introduction of the Kyto Technology and Life Science, Inc. Incentive Stock Option Plan (“the 2018 Plan”) reserving 2,697,085 shares for issuance to employees, consultants and directors, with the objective of securing the benefit of services for stock options rather than cash salaries.

In July 2019, the Board approved the introduction of the Kyto Technology and Life Science 2019 Stock Option and Incentive Plan (“2019 Plan”), and reserved 2 million shares for issuance to directors, officers, consultants, and advisors. Options granted under the 2019 Plan expire May 21, 2029.

In December 2020, the Board approved the Kyto Technology and Life Science 2020 Non Qualified Stock Option Plan (“2020 Plan”), and reserved 2 million shares for issuance to directors, officers, consultants and advisors. Options granted under the 2020 Plan expire December 16, 2030. On December 20, 2021, the Board approved the creation of the 2021 Stock and Incentive Plan and reserved 2,000,000 shares of common stock as a pool for the grant of stock options.

During the three months ended December 31, 2021, and December 31, 2020, the Company issued a total of 750,000 and 217,500 non-qualified stock options, respectively, to consultants and advisors vesting over terms of two years. During the corresponding nine months ended December 31, 2021, and December 31, 2020, the Company issued a total of 2,290,000 and 847,500 non-qualified stock options, respectively.

	Number of options granted	Weighted average exercise price	Weighted average remaining life years
Outstanding March 31, 2021	2,634,250	$0.05	8.13
Granted	2,290,000	0.07	9.67
Exercised	(18,750)	(0.03)	-
Cancelled	-	-	-
Outstanding December 31, 2021	4,905,500	$0.06	8.71

Exercisable December 31, 2021	2,791,705	$0.05	8.90

In connection with the grant of stock options the Company recognizes the value of the related option expense using the Black Scholes model, with appropriate assumptions for option life, stock value, risk free interest rate, volatility, and cancellations.

	December 31, 2021	March 31, 2021
Stock Price at grant date	$0.07	$0.033 - $ 0.078
Exercise Price	$0.07	$0.033 - $ 0.078
Term in Years	0 - 2.00	0 - 2.00
Volatility assumed	196%	71% - 196%
Annual dividend rate	0.0%	0.0%
Risk free discount rate	0.12%	0.12% - 2.0%

The compensation expense calculated at time of grant is recognized over the vesting period for the options granted. During the three and nine months ended December 31, 2021, the Company recognized $32,579 and $54,033 respectively, as stock-based compensation expense. For the corresponding three and nine months ended December 31, 2020, the Company recognized $3,474 and $17,326, respectively.

The intrinsic value of outstanding options at December 31, 2021 was $62,580 and $56,987 of the option expense upon grant remained unrecognized at December 31, 2021 with a remaining vesting period of 1.13 years.

D) WARRANTS

In conjunction with the sale of Class A Stock Units, the Company issued 4,200,000 warrants to purchase common stock at a price of $1.20 per share for a period of three years. The Company did not bifurcate the value of the warrants as the fair value of the warrant was determined to be de minimis. The Company has not issued any warrants since September 2019. At December 31, 2021 and March 31, 2021 the fair value of the warrants was de minimis.

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2020	4,200,000	$1.20	2.9
Granted	-	-	-
Exercised	(2,603,333)	$0.60	-
Cancelled	-	-	-
Outstanding December 31, 2020	1,596,667	$1.20	2.2

Exercisable March 31, 2020	4,200,000	$1.20	2.9
Exercisable December 31, 2020	1,596,667	$1.20	1.4

	Number of warrants	Weighted average exercise price	Weighted average remaining life in years
Outstanding March 31, 2021	1,596,667	$1.20	1.4
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding December 31, 2021	1,596,667	$1.20	0.6

Exercisable March 31, 2021	1,596,667	$1.20	1.4
Exercisable December 31, 2021	1,596,667	$1.20	0.6

The Company values the warrants using the Black Scholes model, with appropriate assumptions for warrant life, stock value, risk free interest rate, and volatility. The assumptions used for warrant valuation were as follows:

December 31, 2021
Stock Price at grant date	$0.006
Exercise Price	$1.200
Term in Years	3
Volatility assumed	73%
Annual dividend rate	0.0%
Risk free discount rate	1.79%

NOTE 7 – FINANCIAL HIGHLIGHTS

Per share data (a)	Three months ended December 31, 2021	Three months ended December 31, 2020	Nine months ended December 31, 2021	Nine months ended December 31, 2020

Net asset value	$0.97	$0.75	$0.97	$0.95

Net investment loss	$(0.03)	$(0.04)	$(0.08)	$(0.08)

Net unrealized gain on investments	$0.05	$0.04	$0.16	$0.12

Net increase in net assets	$0.02	$-	$0.07	$0.04

Ratios and Supplemental Data

Net assets, end of period	$12,911,623	$6,399,543	$12,911,623	$6,399,543

Weighted average common shares outstanding, end of period	13,287,621	8,528,007	13,273,038	6,737,152

Total operating expenses/net assets	2.9%	5.2%	8.6%	8.3%

Net investment loss/net assets	(2.9)%	(5.2)%	(8.6)%	(8.3)%

Total return	2.5%	(0.1)%	7.6%	4.3%

(a)	Per share data is based on the weighted average number of common shares outstanding at the end of the period.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to February 21, 2021, the Company has collected more than $800,000 from the sale of stock since December 31, 2021, and spent $400,000 on new investments.

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

The Company has one regular employee – the CEO, Mr, Paul Russo. Prior to December 31, 2020, he was acting as a consultant to the Company and did not receive contractual compensation for his services in the form of cash. As of January 1, 2021, Mr. Russo was engaged as an employee of the Company at a salary of $400,000 per annum of which $100,000 and $300,000 was earned in the three months and nine months ended December 31, 2021, respectively, of which a balance of $80,000 was deferred at December 31, 2021. No consulting fees and no options were granted to him during these periods. During the three months and nine months ended December 31, 2020, Mr. Russo received no payroll or consulting fees, however in the three and nine months ended December 31, 2020, he received a bonus of $50,000 and was granted options to purchase 215,000 shares of Common stock.

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside the Company’s control and depend on M&A transactions or IPOs which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. As of December 31, 2021, the Company had approximately $600,000 of cash to cover its operating expenses, and new investment requirements, and is continuing to raise additional funding on a recurring monthly basis. If successful, it will have sufficient funding for further investments and ongoing operations. However, there is no assurance that the Company will be able to raise sufficient cash to cover its requirements on attractive terms, if at all, and whether it will be able to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Stay at home orders and general economic uncertainties arising out of the current Covid-19 epidemic have created additional delays and uncertainty. To date there has been no disruption to the Company’s business operations, although some of its portfolio investment companies report delays in their programs.

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

Results of Operations

Revenue: In the three months and nine months ended December 31, 2021 the Company reported no realized investment income as there were no liquidity events related to its investment portfolio. The Company reported $691,864 and $2,095,180 of net change in unrealized gains from investments respectively, in these periods. In the three months and nine months ended December 31, 2020 the Company reported no realized investment income as there were no liquidity events related to its investment portfolio. The Company reported $328,694 and $806,942 of net change in unrealized gains from investments respectively, in these same periods.

Professional fees: In the three months and nine months ended December 31, 2021, the Company reported $98,241 and $371,600, respectively, of professional fees, mainly for legal and accounting services. In the corresponding three months and nine months ended December 31, 2020 the Company reported $91,669 and $168,212, respectively.

Other operating expenses: Other operating expenses include payroll, consulting, and travel and conference fees associated with raising capital and review of investment deal-flow. In the three months and nine months ended December 31, 2021, the Company incurred other operating expenses of $273,473 and $741,089, respectively. In the corresponding three months and nine months ended December 31, 2020, the Company incurred other operating expenses of $241,047 and $363,983, respectively.

For the three months and nine months ended December 31, 2021, the Company’s net increase in net assets resulting from operations was $188,151 and $499,798, respectively. For the corresponding three months and nine months ended December 31, 2020, the Company’s net increase (decrease) in net assets resulting from operations was ($4,017) and $275,252, respectively.

During the three and nine months ended December 31, 2021, the Company was subject to shelter in place regulations imposed by the State of California in mitigation of the spread of the Corona 19 virus. Since the Company does not have any dedicated office space and works virtually from the homes of its officers, there was no major disruption in working routines which continued by video and teleconference. Uncertainty arising from Covid 19 created a slow-down in the rate at which the Company was able to raise Class B funding, and thereby continue to make investments, however the Company did see a reduction in travel and investor relations expenses during the period. The Company has more than 60 discrete investments in a range of different industry and geographic segments, many of which are in the life science and medical space. While there is clearly a risk that our portfolio companies may be adversely affected in their ability to raise future funding or do business, there have been no management reports revealing major problems and some of our portfolio companies may actually benefit from new opportunities created. We believe that our policy of spreading our investments in relatively small amounts over a large number of portfolio companies helps mitigate some of the risk that might be suffered by any of our investments.

Liquidity, Capital Resources and Going Concern

The Company had net assets of $12,911,623 and $6,993,163 at December 31, 2021 and March 31, 2021, respectively. Cash was $608,223 and $1,437,868 at December 31, 2021 and March 31, 2021, respectively.

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

The Company has created a portfolio of minority investments in early-stage start-up companies and derives its revenue opportunity from the sale of those investments. Such sales are outside the Company’s control and depend on M&A transactions or IPOs which may result in cash or equity proceeds. Accordingly, it is difficult to forecast revenue, net income, and cash flow. As of December 31, 2021, the Company had approximately $600,000 of cash to cover its operating expenses, and new investment requirements and is continuing to raise additional funding on a recurring monthly basis. If successful, it will have sufficient funding for further investments and ongoing operations. However, there is no assurance that the Company will be able to raise sufficient cash to cover its requirements on attractive terms, if at all, and whether it will be able to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements have been prepared assuming the Company will continue to operate as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Stay at home orders and general economic uncertainties arising out of the current Covid-19 epidemic have created additional delays and uncertainty. To date there has been no disruption to the Company’s business operations, although some of its portfolio investment companies report delays in their programs.

Cash from operating activities

The Company used net cash of $4,520,139 in operating activities during the nine months ended December 31, 2021 compared to $2,876,156 used for the nine months ended December 31, 2020. The main reasons for the higher level in 2021 were an increase in investments in portfolio companies and increased professional fees and operating expenses.

Cash from investing activities

No cash was used in investing activities.

Cash from financing activities

The Company had a net cash inflow from financing activities of $3,690,494 in the nine months ended December 31, 2021 compared to $3,406,195 in the nine months ended December 31, 2020. This inflow included $3,567,001 proceeds from the sale of Class B preferred stock (including B-1 and B-3), and $122,875 proceeds from the sale of common stock, respectively, in the nine months ended December 31, 2021, compared to $1,873,125 from the sale of Class B preferred stock, and $1,566,229 proceeds from the sale of common stock, respectively, in the corresponding nine month prior period ended December 31, 2020.

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

Significant estimates at December 31, 2021 and March 31, 2021 include the valuation of investments, deferred tax assets, tax allowance, stock options and warrants.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the three months ended December 31, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2021. Notwithstanding this conclusion, we believe that our unaudited condensed financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Management’s Report on Internal Control over Financial Reporting

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Controls—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. In addition, we have identified the following material weaknesses: (i) the Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as not to provide an adequate audit trail of entries made in the accounting software, and (ii) we have identified a material weakness in our internal controls relating to the accounting of transactions that are either highly complex and/or unusual in nature.

During the quarter ended December 31, 2021, we discovered our internal control over financial reporting did not result in the proper accounting for earnings per share for the three months ended June 30, 2021 and the three and six months ended September 30, 2021, which we determined to be a material weakness. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness. However, management believes that despite our material weaknesses, our financial statements for the three and nine month periods ended December 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued certificates of designation for up to 9 million shares of Series B-1, B-2, and B-3 of which 8,087,656 were subscribed through December 31, 2021.

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

Date: February 22, 2022

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyto Technology and Life Science, Inc.

	By:	/s/ Simon Westbrook
Simon Westbrook
Principal financial and accounting officer

Date: February 22, 2022

